Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 9 L P
filed 1996-05-15
CIK 845028

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                      MARCH 31, 1996
                               _________________________________________________

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from _______________________ to _____________________

Commission file number                0-18750
                      __________________________________________________________

CORPORATE PROPERTY ASSOCIATES 9, L.P., a DELAWARE LIMITED PARTNERSHIP
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

         DELAWARE                                             13-3489133
________________________________________________________________________________
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                          Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
________________________________________________________________________________
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
________________________________________________________________________________
             (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                          [X] Yes  [_] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                          [_] Yes  [_] No

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership



                                     INDEX



                                                            Page No.
                                                            --------

PART I
- - ------

Item 1. - Financial Information*

           Balance Sheets, December 31, 1995 and
           March 31, 1996                                        2

           Statements of Income for the three
           months ended March 31, 1995 and 1996                  3

           Statements of Cash Flows for the three
           months ended March 31, 1995 and 1996                  4

           Notes to Financial Statements                         5-8

Item 2. - Management's Discussion of Operations                  9

PART II
- - -------

Item 6. - Exhibits and Reports on Form 8-K                       10

Signatures                                                       11



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS

                                               December 31,     March 31,
                                                   1995           1996
                                               -------------  -------------
                                                  (Note)       (Unaudited)
          ASSETS:
     Land and buildings, net of
       accumulated depreciation of
       $9,659,357 at December 31, 1995 and
       $9,916,280 at March 31, 1996            $ 60,944,732   $ 59,637,090
     Net investment in direct
       financing leases                          31,538,834     31,578,394
     Equity investments                           5,849,154      5,750,199
     Real estate held for sale                                     883,242
     Cash and cash equivalents                    1,657,504      1,689,893
     Accrued interest and  rents receivable         333,285        338,788
     Other assets                                   748,056        698,415
                                               ------------   ------------

           Total assets                        $101,071,565   $100,576,021
                                               ============   ============

          LIABILITIES:
     Mortgage notes payable                    $ 59,726,129   $ 59,373,359
     Accrued interest payable                       376,498        360,748
     Accounts payable and accrued expenses          117,890        112,619
     Accounts payable to affiliates               1,584,863      1,597,798
     Prepaid rental income                           34,477         10,514
                                               ------------   ------------

           Total liabilities                     61,839,857     61,455,038
                                               ------------   ------------

          PARTNERS' CAPITAL:
     General Partners                            (1,225,950)    (1,240,145)

     Limited Partners (59,918 Limited
     Partnership Units issued and
     outstanding)                                40,457,658     40,361,128
                                               ------------   ------------
           Total partners' capital               39,231,708     39,120,983
                                               ------------   ------------

           Total liabilities and
             partners' capital                 $101,071,565   $100,576,021
                                               ============   ============

   The accompanying notes are an integral part of the financial statements.


   Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                  March 31, 1995    March 31, 1996
                                                  --------------    --------------
Revenues:
  Rental income from operating leases                     $2,034,219      $2,101,037
  Interest income from direct financing leases               891,089         933,832
  Other interest income                                       22,396          15,015
                                                          ----------      ----------
                                                           2,947,704       3,049,884
                                                          ----------      ----------
Expenses:
  Interest on mortgages                                    1,384,736       1,352,429
  Depreciation                                               424,400         424,400
  General and administrative                                 137,752         101,605
  Property expense                                            96,539          24,116
  Amortization                                                 9,578           9,578
                                                          ----------      ----------
                                                           2,053,005       1,912,128
                                                          ----------      ----------

    Income before income from
      equity investments                                     894,699       1,137,756

  Income from equity investments                             175,244         163,068
                                                          ----------      ----------

    Net income                                            $1,069,943      $1,300,824
                                                          ==========      ==========
  Net income allocated to
    General Partners                                      $  106,994       $ 130,082
                                                          ==========      ==========
  Net income allocated to
    Limited Partners                                      $  962,949       $1,170,742
                                                          ==========      ===========
  Net income per Unit
    (59,918 Limited
  Partnership Units)                                      $    16.07       $    19.54
                                                          ==========      ===========


     The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                             Three Months Ended
                                                                                 March 31,
                                                                                ------------
                                                                            1995          1996
                                                                        ------------  ------------
     Cash flows from operating activities:
      Net income                                                          $1,069,943    $1,300,824
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                        433,978       433,978
        Other noncash items                                                  (73,834)      (34,063)
        Net change in operating assets and liabilities                       (23,306)       (2,986)
                                                                          ----------    ----------

           Net cash provided by operating activities                       1,406,781     1,697,753
                                                                          ----------    ----------

     Cash flows from investing activities:
        Distributions received in excess of income
         from equity investments                                             117,866        98,955
                                                                         -----------    ----------

           Net cash provided by investing activities                         117,866        98,955
                                                                         -----------    ----------

     Cash flows from financing activities:
       Distributions to partners                                          (1,401,422)   (1,411,549)
       Payments on mortgage principal                                       (138,629)     (352,770)
                                                                         -----------   -----------

            Net cash used in financing activities                        (1,540,051)   (1,764,319)
                                                                        -----------   -----------

                 Net (decrease) increase in cash and cash equivalents      (15,404)        32,389

        Cash and cash equivalents, beginning of period                   1,655,454      1,657,504
                                                                       -----------    -----------

             Cash and cash equivalents, end of period                  $ 1,640,050    $ 1,689,893
                                                                       ===========    ===========

     Supplemental disclosure of cash flows information:

           Interest paid                                               $ 1,385,192    $ 1,368,179
                                                                       ===========    ===========


     The accompanying notes are an integral part of the financial statements.

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.



Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid or payable to partners during the three months ended March 31, 1996 are as follows:

Quarter Ended   General Partners  Limited Partners  Per Limited Partnership Unit
- - -------------   ----------------  ----------------  ----------------------------

December 31, 1995  $144,277          $1,267,272                 $21.15
                   ========          ==========                 ======

A distribution of $21.18 per Limited Partnership Unit for the quarter ended March 31, 1996 was declared and paid in April 1996.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month periods ended March 31, 1995 and 1996, the Partnership incurred leasing fees of $52,625 and $3,574, respectively, and general and administrative expense reimbursements of $30,184 and $22,406, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1995 and 1996 were $46,866 and $25,637, respectively.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three-month periods ended March 31, 1995 and 1996 are as follows:


                                                     1995        1996
                                                  ----------  ----------
       Per Statements of Income:
         Rental income from operating leases      $2,034,219  $2,101,037
         Interest from direct financing leases       891,089     933,832
       Adjustments:
         Share of rental income from equity
         investments' operating leases               652,755     570,648
                                                  ----------  ----------
                                                  $3,578,063  $3,605,517
                                                  ==========  ==========


For the three-month periods ended March 31, 1995 and 1996, the Partnership earned its proportionate net leasing revenues from its investments from the following lease obligors:


                                                           1995        %        1996      %
                                                        ----------  -------  ----------  ----
     Lease Obligor:
     Detroit Diesel Corporation                         $  665,620      19%  $  729,077   20%
     Dr Pepper Bottling Company of Texas                   499,750      14      499,750   14
     Furon Company                                         429,776      12      435,284   12
     Information Resources, Inc. (a)                       342,830      10      364,447   10
     Red Bank Distribution, Inc.                           328,369       9      350,141   10
     Orbital Sciences Corporation                          294,090       8      294,090    8
     Amerisig, Inc. (formerly ASG Acquisition Corp.)       290,343       8      288,207    8
     NVRyan L.P.                                           253,112       7      274,072    8
     The Titan Corporation (a)                             114,881       3      114,881    3
     Child Time Childcare, Inc.                             95,322       3       95,322    3
     General Electric Company (a)                           91,320       3       91,320    3
     Federal Express Corporation                            44,373       1       44,373    1
     PepsiCo, Inc.                                          24,553               24,553
     Xerox Corporation (a)                                 103,724       3
                                                        ----------  ------   ----------  -----
                                                        $3,578,063     100%  $3,605,517  100%
                                                        ==========  ======   ==========  ===


     (a) Represents the Partnership's proportionate share of rental revenue from an equity investment in which the above named company is the lease obligor.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 5.  Equity Investments :
         -------------------

Summarized combined financial information of the Partnership's equity investments is as follows:


                                            (in thousands)
                                       December 31,    March 31,
                                           1995           1996
                                     ----------------  ----------
Land and buildings, net of
accumulated depreciation                     $56,128     $55,783
Other assets, net of amortization                531         479
Mortgage notes payable                        37,151      37,021
Other liabilities                                325         324
 Partners' capital                            19,183      18,917


                                             Three Months Ended
                                       March 31, 1995  March 31, 1996
                                       ------------------------------
Revenue                                      $ 2,156     $ 1,896
Interest and other expenses                   (1,133)       (965)
Depreciation and amortization                   (399)       (346)
                                             -------     -------
 Net income                                  $   624     $   585
                                             =======     =======


Note 6.  Property leased to ASG Acquisition Corp.:
         ----------------------------------------

The Partnership owns a 73.57% interest as a tenant-in-common with Corporate Property Associates 8 ("CPA(R):8"), an affiliate, which owns the remaining interest in a property in Dekalb County, Georgia which had been leased to a subsidiary of ASG Acquisition Corp. ("ASG"). The Partnership and CPA(R):8 entered into litigation against Heller Financial, Inc. ("Heller"), a creditor of ASG, asserting that in 1992 the assets of ASG and the subsidiary were transferred to a newly formed operating company controlled by Heller in lieu of foreclosure. The newly formed subsidiary entered into a short-term sublease for the property. The Partnership and CPA(R):8 informed Heller at that time that its actions were contrary to the lease, and, therefore, not permissible. The Partnership's offer to allow the operating company formed by Heller to assume the lease and for Heller to provide a guaranty of the lease obligation was rejected. The Partnership and CPA(R):8 also alleged that the sublease was made with the intent of defrauding the Partnership and CPA(R):8.

On May 2, 1996, the Partnership and CPA(R):8 reached a settlement with Heller and its wholly-owned subsidiary, Amerisig, Inc. ("Amerisig"), the successor company to ASG. Under the settlement, all parties have agreed to mutual releases which will result in the withdrawal of all litigation among the parties. A new lease was executed, and Amerisig executed a guaranty and suretyship agreement which unconditionally guarantees the lease obligation.

The annual rent on the Dekalb property will remain at $797,000 (of which the Partnership's share is approximately $586,360) plus debt service on the mortgage loan; however, there will be no rent increases until January 2005. The lease term will expire in 2009, which was the scheduled expiration under the prior ASG lease.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Also on May 2, 1996, the mortgage lender agreed to extend the maturity on the mortgage loan collateralized by the Dekalb property from January 1997 to April 2001. As restated, the loan provides for monthly principal installments along with interest payable at an annual rate of the London Inter-Bank Offered Rate plus 3%. The loan currently has a balance of $6,397,435 (of which the Partnership's share is $4,706,593).

Note 7.  Properties leased to Furon Company:
         ----------------------------------

In January 1990, the Partnership and CPA(R):8 purchased nine properties as tenants-in-common with 67.72% and 32.28% ownership interests, respectively, and entered into a master lease with Furon Company ("Furon"). In August 1993, the Partnership and CPA(R):8 consented to Furon's sublease of two properties in Liverpool and Twinsburg, Ohio to IER Industries, Inc. ("IER") through July 2007, the end of Furon's initial lease term. In connection with consenting to the sublease, the Partnership granted IER a purchase option on the two subleased properties in consideration for an irrevocable payment of $75,000 (of which the Partnership's share was $50,790). The $75,000 paid in 1993 would be credited to the IER's purchase price for the properties if the option were exercised.

On February 15, 1996, IER notified the Partnership and CPA(R):8 that it was exercising its option and would seek to complete the purchase on or about July 8, 1996. The sublease provides that the purchase price will be the greater of fair market value determined pursuant to an appraisal process or the sum of (i) $1,450,000 and (ii) any prepayment premium resulting from any mandatory prepayment to the lender on the mortgage loan collateralized by the nine Furon properties. The appraisal process has been started; however, no determination has yet been made as to fair market value. In the event that the properties are sold, the Partnership's share of Furon's rent will be reduced by $115,993. In connection with the proposed transaction, the $883,242 carrying value of the Twinsburg and Liverpool properties has been reclassified as real estate held for sale.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------


Results of Operations:
- - ---------------------

Net income for the three-month period ended March 31, 1996 increased by $231,000 (22%) as compared with the prior year's three-month period. The increase in net income was due to an increase in lease revenues and decreases in interest, general and administrative and property expenses. Lease revenues benefitted from rent increases in July 1995, August 1995 and January 1996 on the Partnership's leases with Detroit Diesel Corporations ("Detroit Diesel"), Red Bank Distribution, Inc. ("Red Bank") and NVRyan, L.P. The decrease in interest expense was due to the commencement of principal payments on the Detroit Diesel mortgage loan in December 1995 and continuing amortization of other of the Partnership's mortgage loans. The decrease in general and administrative expenses was due to the lower Partnership office expenses, and the decrease in property expenses was due to expiration of the five-year leasing fee period on substantially all of the Partnership's leases. Approximately $1,500,000 of the fees incurred to date has not yet been paid to the Corporate General Partner. The decrease in equity income is due to the loss of income from the Partnership's investment in a property formerly leased to Xerox Corporation. The Partnership's equity investment in this property was written off in September 1995. The reduction in equity income was partially offset by a rent increase on the Partnership's equity investment in a property leased to Information Resources, Inc.

Financial Condition:
- - -------------------

There has been no material change in the Partnership's financial condition since December 31, 1995. Cash provided from operations and equity investments was sufficient to pay distributions and mortgage principal installments. The Partnership has resolved the uncertainties relating to the Amerisig, Inc. ("Amerisig") property by entering into a settlement agreement. Under the settlement agreement, a disputed short-term sublease was eliminated, a lease was executed which lease term extends through 2009 and Amerisig provided an unconditional guarantee of the lease obligation. In addition, the maturity of the mortgage loan collateralized by the Amerisig property has been extended from 1997 until 2001. The ability of the Partnership to maintain its current cash position is affected by whether the Partnership can pay off a limited recourse loan on the Red Bank property of approximately $2,800,000 which is due on demand and the Corporate General Partner's continued voluntary deferral of leasing fees of $1,500,000. The Red Bank lender has not made demands for payment and the Partnership has continued to pay monthly debt service. The Partnership can seek to refinance the loan or seek alternative financing. The Partnership's ability to retain its rate of distributions could be impacted by this uncertainty.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership



                                    PART II
                                    -------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
- - ------------------------------------------

     (a)   Exhibits:

           None.


     (b)   Reports on Form 8-K:

                During the quarter ended March 31, 1996, the Partnership was not required to file any reports on Form 8-K.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership



                                   SIGNATURES
                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                                 a Delaware limited partnership


                                 By:  NINTH CAREY CORPORATE PROPERTY, INC.



     5/13/96                     By:   /s/ Claude Fernandez
   --------------                      ------------------------------
      Date                             Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Financial Officer)



       5/13/96                   By:    /s/ Michael D. Roberts
   --------------                       -------------------------------
        Date                            Michael D. Roberts
                                        First Vice President and Controller
                                        (Principal Accounting Officer)