Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 9 L P
filed 1996-08-12
CIK 845028

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           JUNE 30, 1996
                              --------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                         to
                                ---------------------     ---------------------

Commission file number                0-18750
                       --------------------------------------------------------

     CORPORATE PROPERTY ASSOCIATES 9, L.P., A DELAWARE LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          13-3489133
         --------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership



                                     INDEX


                                                            Page No.
                                                            --------
PART I
- ------

Item 1. - Financial Information*


 Balance Sheets, December 31, 1995 and
 June 30, 1996                                                  2

 Statements of Income for the three and six
 months ended June 30, 1995 and 1996                            3

 Statements of Cash Flows for the six
 months ended June 30, 1995 and 1996                            4

 Notes to Financial Statements                                 5-8

Item 2. - Management's Discussion of Operations                 9


PART II
- -------

Item 6. - Exhibits and Reports on Form 8-K                     10

Signatures                                                     11



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




                                               December 31,     June 30,
                                                   1995           1996
                                               -------------  -------------
                                                  (Note)       (Unaudited)
          ASSETS:

     Land and buildings, net of
       accumulated depreciation of
       $9,659,357 at December 31, 1995 and
       $10,334,198 at June 30, 1996            $ 60,944,732   $ 59,219,472
     Net investment in direct
       financing leases                          31,538,834     31,618,696
     Real estate held for sale                                     883,242
     Equity investments                           5,849,154      5,653,209
     Cash and cash equivalents                    1,657,504      1,483,479
     Accrued interest and  rents receivable         333,285        430,703
     Other assets                                   748,056        743,366
                                               ------------   ------------

           Total assets                        $101,071,565   $100,032,167
                                               ============   ============


          LIABILITIES:
     Mortgage notes payable                    $ 59,726,129   $ 59,010,475
     Accrued interest payable                       376,498        368,518
     Accounts payable and accrued expenses          117,890         78,198
     Accounts payable to affiliates               1,584,863      1,606,574
     Prepaid rental income                           34,477         10,514
                                               ------------   ------------

           Total liabilities                     61,839,857     61,074,279
                                               ------------   ------------


          PARTNERS' CAPITAL:
     General Partners                            (1,225,950)    (1,253,332)

     Limited Partners (59,918 Limited
     Partnership Units issued and
     outstanding)                                40,457,658     40,211,220
                                               ------------   ------------
           Total partners' capital               39,231,708     38,957,888
                                               ------------   ------------

           Total liabilities and
             partners' capital                 $101,071,565   $100,032,167
                                               ============   ============

     The accompanying notes are an integral part of the financial statements.


     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                        Three Months Ended             Six Months Ended
                                 June 30, 1995     June 30, 1996  June 30, 1995  June 30, 1996
                               ------------------  -------------  -------------  -------------
Revenues:
 Rental income from
operating leases                       $2,038,285     $2,101,364     $4,072,504     $4,202,401
 Interest from direct
financing leases                          891,721        934,281      1,782,810      1,868,113
 Other interest income                      9,404         14,191         31,800         29,206
                                       ----------     ----------     ----------     ----------
                                        2,939,410      3,049,836      5,887,114      6,099,720
                                       ----------     ----------     ----------     ----------

Expenses:
 Interest on mortgages                  1,391,513      1,354,648      2,776,249      2,707,077
 Depreciation                             424,399        417,618        848,799        842,018
 General and administrative               122,241        134,554        259,993        236,159
 Property expenses                        281,656         49,619        378,195         73,735
 Amortization                               9,579         13,847         19,157         23,425
                                       ----------     ----------     ----------     ----------
                                        2,229,388      1,970,286      4,282,393      3,882,414
                                       ----------     ----------     ----------     ----------

Income before income
from equity investments                   710,022      1,079,550      1,604,721      2,217,306

Income from equity
 investments                              171,260        163,963        346,504        327,031
                                       ----------     ----------     ----------     ----------

Net income                             $  881,282     $1,243,513     $1,951,225     $2,544,337
                                       ==========     ==========     ==========     ==========

Net income allocated
 to General Partners                   $   88,128     $  124,352     $  195,122     $  254,434
                                       ==========     ==========     ==========     ==========

Net income allocated
 to Limited Partners                   $  793,154     $1,119,161     $1,756,103     $2,289,903
                                       ==========     ==========     ==========     ==========
     Net income per Unit
          (59,918 Limited
          Partnership Units)               $13.24         $18.68         $29.31         $38.22
                                           ======         ======         ======         ======


     The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                               Six Months Ended
                                                                   June 30
                                                          --------------------------
                                                              1995          1996
                                                          ------------  ------------
     Cash flows from operating activities:
      Net income                                           $1,951,225    $2,544,337
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                         867,956       865,443
        Other noncash items                                  (148,299)      (68,868)
        Net change in operating assets and liabilities         45,347      (177,071)
                                                           ----------    ----------

           Net cash provided by operating activities        2,716,229     3,163,841
                                                           ----------    ----------

     Cash flows from investing activities:
      Distributions received in excess of income
         from equity investments                              236,275       195,945
                                                          -----------   -----------

           Net cash provided by investing activities          236,275       195,945
                                                          -----------   -----------
Cash flows from financing activities:
      Distributions to partners                            (2,804,841)   (2,818,157)
      Payments on mortgage principal                         (278,480)     (715,654)
                                                          -----------   -----------

           Net cash used in financing activities           (3,083,321)   (3,533,811)
                                                          -----------   -----------

           Net decrease in cash and cash equivalents         (130,817)     (174,025)

        Cash and cash equivalents, beginning of period      1,655,454     1,657,504
                                                          -----------   -----------

           Cash and cash equivalents, end of period       $ 1,524,637   $ 1,483,479
                                                          ===========   ===========

     Supplemental disclosure of cash flows information:

           Interest paid                                  $ 2,773,229   $ 2,715,057
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



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid or payable to partners during the six months ended June 30, 1996 are as follows:


Quarter Ended             General Partners  Limited Partners  Per Limited Partner Unit
- -------------             ----------------  ----------------  ------------------------
December 31, 1995            $140,808          $1,267,272             $21.15
                             ========          ==========             ======
March 31, 1996               $141,008          $1,269,069             $21.18
                             ========          ==========             ======

     A distribution of $21.20 per Limited Partner Unit for the quarter ended June 30, 1996 was declared and paid in July 1996.

     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and six-month periods ended June 30, 1995, the Partnership incurred leasing fees of $46,163 and $98,788, respectively, and general and administrative expense reimbursements of $12,457 and $42,641, respectively. For the three-month and six-month periods ended June 30, 1996, the Partnership incurred leasing fees of $3,446 and $7,020, respectively, and general and administrative expense reimbursements of $26,487 and $48,893, respectively.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1995 and 1996 were $60,449 and $49,625, respectively.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the six-month periods ended June 30, 1995 and 1996 are as follows:

                                                     1995         1996
                                                     ----         ----
       Per Statements of Income:
         Rental income from operating leases       $4,072,504   $4,202,401
         Interest from direct financing leases      1,782,810    1,868,113
       Adjustments:
         Share of rental income from equity
         investments' operating leases              1,305,509    1,141,296
                                                   ----------   ----------
                                                   $7,160,823   $7,211,810
                                                   ==========   ==========

     For the six-month periods ended June 30, 1995 and 1996, the Partnership earned its proportionate net leasing revenues from its investments from the following lease obligors:


                                               1995         %        1996       %
                                            -----------  -------  -----------  ----
     Lease Obligor:
     --------------
     Detroit Diesel Corporation              $1,331,240      19%   $1,458,153   20%
     Dr Pepper Bottling Company of Texas        999,500      14       999,500   14
     Furon Company                              859,553      12       873,319   12
     Information Resources, Inc. (a)            685,660      10       728,894   10
     Red Bank Distribution, Inc.                656,736       9       700,283   10
     Orbital Sciences Corporation               588,180       8       588,180    8
     Amersig, Inc. (formerly ASG
       Acquisition Corp.)                       584,755       8       573,699    8
     NVRyan L.P.                                506,855       7       548,885    8
     The Titan Corporation (a)                  229,762       3       229,762    3
     Child Time Childcare, Inc.                 190,643       3       190,643    3
     General Electric Company (a)               182,640       3       182,640    3
     Federal Express Corporation                 88,746       1        88,746    1
     PepsiCo, Inc.                               49,106                49,106
     Xerox Corporation (a)                      207,447       3
                                             ----------  ------    ----------  ----
                                             $7,160,823     100%   $7,211,810  100%
                                             ==========  ======    ==========  ====


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

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 5.  Equity Investments :
         -------------------

Summarized financial information of the Partnership's equity investments in two limited partnerships and a joint venture is as follows:


(in thousands)
                                         December 31,    June 30,
                                             1995          1996
                                        -------------    --------
Land and buildings, net of
 accumulated depreciation                  $56,128        $55,437
Other assets, net of amortization              531            428
Mortgage notes payable                      37,151         36,889
Other liabilities                              325            319
 Capital                                    19,183         18,657


                                                 Six Months Ended
                                                June 30,   June 30,
                                                  1995      1996
                                                --------   --------
Revenue                                         $ 4,312    $ 3,791
Interest, depreciation, amortization
 and other expenses                               3,078      2,620
                                                -------    -------
 Net income                                     $ 1,234    $ 1,171
                                                =======    =======

Note 6.  Property leased to ASG Acquisition Corp.:
         ----------------------------------------

The Partnership owns a 73.57% interest as a tenant-in-common with Corporate Property Associates 8 ("CPA(R):8"), an affiliate, which owns the remaining interest in a property in Dekalb County, Georgia which had been leased to a subsidiary of ASG Acquisition Corp. ("ASG"). The Partnership and CPA(R):8 entered into litigation against Heller Financial, Inc. ("Heller"), a creditor of ASG, asserting that in 1992 the assets of ASG and the subsidiary were transferred to a newly-formed operating company controlled by Heller in lieu of foreclosure. The newly-formed subsidiary entered into a short-term sublease for the property. The Partnership and CPA(R):8 informed Heller at that time that its actions were contrary to the lease, and, therefore, not permissible. The Partnership's offer at that time to allow the operating company formed by Heller to assume the lease and for Heller to provide a guaranty of the lease obligation was rejected.

On May 2, 1996, the Partnership and CPA(R):8 reached a settlement with Heller and its wholly-owned subsidiary, Amerisig, Inc. ("Amerisig"), the successor company to ASG. Under the settlement, all litigation among the parties has been withdrawn and a new lease was executed with a wholly-owned subsidiary of Amerisig. Amerisig has unconditionally guaranteed the lease obligations of its subsidiary.

The annual rent on the Amerisig lease, which is equivalent to the rent under the prior lease, consists of (a) an equity component of $797,000 (of which the Partnership's share is approximately $586,360) and (b) an amount equal to the debt service on the mortgage loan. A rent increase scheduled for January 2005 will be based on a formula indexed to increases in the Consumer Price Index. The initial term will expire in 2009 with an option for five five-year renewal terms.

Also on May 2, 1996, the mortgage lender agreed to extend the maturity from January 1997 to April 2001 on the existing mortgage loan collateralized by the Dekalb property and by a lease assignment. The restated loan provides for monthly principal installments of $12,234 along with interest payable at an annual rate of the London Inter-Bank Offered Rate plus 3%.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 7.  Properties Leased to Furon Company:
         ----------------------------------

In January 1990, the Partnership and CPA(R):8 purchased nine properties as tenants-in-common with 67.72% and 32.28% ownership interests, respectively, and entered into a master lease with Furon Company ("Furon"). In August 1993, the Partnership and CPA(R):8 consented to Furon's sublease of properties in Liverpool and Twinsburg, Ohio to IER Industries, Inc. ("IER") through July 2007, the end of Furon's initial lease term. In connection with consenting to the sublease, the Partnership granted IER a purchase option on the two subleased properties in consideration for an irrevocable payment of $75,000 (of which the Partnership's share was $50,790). The $75,000 paid in 1993 would be credited to the IER's purchase price for the properties if the option were exercised.

On February 15, 1996, IER notified the Partnership and CPA(R):8 that it was exercising its purchase option. The sublease provides that the option price will be the greater of fair market value determined pursuant to an appraisal process or the sum of (i) $1,450,000 and (ii) any prepayment premium resulting from any mandatory prepayment to the lender on the mortgage loan collateralized by the nine Furon properties.

The sales transaction is expected to occur during the third quarter with a portion of the sales proceeds applied as a mandatory mortgage prepayment on the Furon mortagage loan. As of June 30, 1996, the $883,242 carrying value of the Twinsburg and Liverpool properties is classified as real estate held for sale in the accompanying financial statements. After the sale of the properties, Furon's annual rental obligation will be reduced by $171,283, of which the Partnership's share will be $115,993.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations:
- ---------------------

   Net income increased by $362,000 and $593,000 for the three-month and six-month periods ended June 30, 1996, respectively, as compared with net income for the three-month and six-month periods ended June 30, 1995. The increases for the three-month and six-month periods ended June 30, 1996 were due to an increase in lease revenues and decreases in interest and property expenses. Lease revenues increased due to rent increases during the third quarter of 1995 on the Partnership's leases with Detroit Diesel Corporation ("Detroit Diesel") and Red Bank Distribution, Inc. ("Red Bank") and increases during the first quarter of 1996 on the Partnership's leases with NV Ryan, L.P. and Furon Company ("Furon"). The decrease in interest expense was due to the commencement of principal payment installments on the Detroit Diesel mortgage loan in December 1995 as well as the effect of continuing amortization of other of the Partnership's mortgage loans. The decrease in property expenses was due to the expiration of the five-year leasing fee period on substantially all of the Partnership's leases throughout 1995 and 1996 and the successful resolution of the Partnership's dispute with Heller Financial, Inc. ("Heller") in May 1996 in regard to the status of the ASG Acquisition Corp. ("ASG") lease. Solely as a result of the aforementioned rent increases, annual cash flow has increased by $458,000. After the sale of two Furon properties which is expected to occur in the third quarter, annual rentals will decrease by $116,000.



Financial Condition:
- -------------------

   There has been no material change in the Partnership's financial condition since December 31, 1995. Cash balances decreased by $174,000 as cash generated by operations and from equity investments were less than the total of distributions and mortgage principal payment installments paid. The Partnership expects to realize a reduction in litigation costs and more stable lease revenues from the resolution of its dispute with Heller. A new long-term lease was executed with Amerisig, Inc. ("Amerisig"), an affiliate of Heller, maintaining lease revenues at their prior level and eliminating the prospect of an early termination of the lease term. In addition, the maturity of the limited recourse mortgage loan on the Amerisig property and related balloon payment was rescheduled from 1997 to 2001. As there are no additional rent increases scheduled on any of the Partnership properties until 1997, the Partnership's cash flow from operations is not expected to increase; however, the Partnership evaluates market conditions for debt refinancing opportunities which could serve to increase cash flow. In addition, the Partnership's cash position will benefit if the sale of two properties leased to Furon pursuant to a purchase option by Furon's subtenant is completed.

   The Partnership is still subject to the uncertainty related to a limited recourse mortgage loan of approximately $2,800,000 which is collateralized by the Partnership's property leased to Red Bank and is due on demand. Although the loan has matured, the lender is continuing to accept monthly debt service installments; however, the lender retains the right to demand payment in full at any time. The Partnership will continue to seek to restructure the existing loan or refinance the mortgage. The Partnership may seek recourse financing if no other source of cash is available to pay the Red Bank loan. The Partnership's ability to sustain the current rate of distributions is also affected by the Corporate General Partner's continued deferral of the collection of $1,524,000 of leasing fees. As the leasing fee period on substantially all leases has expired, the amounts due to Corporate General Partner are not expected to significantly increase.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None.


          (b)   Reports on Form 8-K:

                During the quarter ended June 30, 1996, the Partnership was not required to file any reports on Form 8-K.

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



                8/7/96           By:      /s/ Claude Fernandez
            --------------               ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



                8/7/96           By:      /s/ Michael D. Roberts
            --------------               -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)