Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 9 L P
filed 1997-04-03
CIK 845028

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                    DECEMBER 31, 1996
                               -------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                           to
                               ------------------------      -------------------

Commission file number                           0-18750
                      ----------------------------------------------------------

    CORPORATE PROPERTY ASSOCIATES 9, L.P., A DELAWARE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                    13-3489133
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                      10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (212) 492-1100
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered

              NONE                                     NONE
---------------------------------           -------------------------------


---------------------------------           -------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                               (Title of Class)


--------------------------------------------------------------------------------
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                [X] Yes   [ ] No

   Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                    PART I
                                    ------
Item 1.  Business.
         --------

               Registrant is engaged in the business of investing in commercial and industrial properties which are net leased to commercial and industrial entities. Registrant was organized as a Delaware limited partnership on October 17, 1988. The General Partners of Registrant are Ninth Carey Corporate Property, Inc. (the "Corporate General Partner"), a Delaware corporation, and William Polk Carey (the "Individual General Partner"). The Corporate General Partner is wholly owned by the Individual General Partner. Affiliates of the Corporate General Partner and the Individual General Partner are also the General Partners of affiliates of Registrant, Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8") and the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Registrant has a management agreement with the Corporate General Partner. According to the terms of this agreement, the Corporate General Partner performs a variety of management services for Registrant. Reference is made to the Prospectus of Registrant dated March 21, 1989 filed pursuant to Rule 424(b), as supplemented by Supplements dated June 27, 1989, October 23, 1989, January 22, 1990 and March 9, 1990 and as amended on September 27, 1989 and December 27, 1989 under the Securities Act of 1933 and such Prospectus and such Supplements are incorporated herein by reference (said Prospectus, as so supplemented and amended, is hereinafter called the "Prospectus").

               Commencing on March 21, 1989, Registrant offered to the public (the "Public Offering") 49,900 Limited Partnership Units (the "Units") through Carey Financial Corporation ("Carey Financial"), as Sales Agent, at a price of $1,000 per Unit. The Units were registered under the Securities Act of 1933 (Registration No. 33-26399). Reference is made to the Prospectus of Registrant. Under the terms of the Public Offering, as the Registrant received subscriptions for more than 49,900 Units, the Sales Agent exercised its right to sell a maximum of an additional 50,000 Units. A total of 59,918 Units were ultimately issued, including 100 Units to the Corporate General Partner for $100,000. On July 12, 1990, Registrant filed Post-Effective Amendment No. 5 to its Registration Statement with the Securities and Exchange Commission to withdraw the balance of the Units from registration.

               Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data and Management's Discussion and Analysis in Item 6 and
Item 7, respectively, for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

               The properties owned by Registrant are described in Item 2. Registrant's net proceeds from the public offering, less a working capital reserve, have been fully invested in net leased commercial and industrial real estate since July 9, 1991, the date of Registrant's final real estate acquisition.

               For the year ended December 31, 1996, revenues from properties occupied by Detroit Diesel Corporation ("Detroit Diesel"), Dr Pepper Bottling Company of Texas ("Dr Pepper"), Furon Company ("Furon"), Information Resources, Inc., and Red Bank Distribution, Inc. ("Red Bank") amounted to 20%, 14%, 12%, 10%, and 10% respectively, of the total operating revenues of Registrant. No other property owned by Registrant accounted for 10% or more of its total operating revenue during 1996. See Note 9 to the Financial Statements in Item 8. Audited financial statements for Detroit Diesel, a publicly-traded company, for the year ended December 31, 1995 and the unaudited financial statements for the nine month period ended September 30, 1996, reported revenues of $2,087,100,000 and $1,457,700,000, respectively, net income (loss) of $40,100,000 and $(800,000), respectively, total assets of $1,045,100,000 and $1,126,800,000, respectively, and total shareholders' equity of $310,400,000 and $316,000,000, respectively.

               All of Registrant's present real estate properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has secured contingent property and liability insurance on the properties owned. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liability or environmental claims. Currently, there are no claims pending for property damages or liability claims.

               As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item 8. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index or Producer Price Index. Registrant's leases with Dr Pepper, NVRyan, L.P., and Red Bank include purchase options which are exercisable between 1999 and 2000 and provide for exercise prices which are the greater of fair market value, as defined in the lease, or a stated purchase amount.

               As Registrant's objective has been to invest in long-term net leases for properties which are occupied by a single corporate tenant with such lease obligation backed by the credit of the corporate lessee, Registrant's properties are not generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy has been to identify properties which included operations of material importance to the lessee so that the lessee may be more likely to extend its lease beyond the initial term. Competitive conditions of local and regional real estate markets may have a more material affect on Registrant as leases terminate in the future; however, Registrant believes that its strategy may reduce its exposure to such competitive conditions. Most of Registrant's leases do not expire until after the year 2000. Accordingly, Registrant believes it is currently more affected by the financial conditions of its lessees rather than the competitive conditions of the real estate marketplace. Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

               In December 1996, the Boards of Directors of the Corporate General Partner of Registrant and CPA(R):10 approved a transaction which resulted in CPA(R):10 transferring its interests in Hope Street to Registrant (with Hope St., Inc., a wholly-owned subsidiary formed for the purpose of owning a 1% general partner interest in Hope Street). The lender has advised Registrant of its intention to foreclose on the property. Registrant has not been able to restructure the lease and Registrant has agreed with the lender to transfer the property to the property lender in return for a $10,000 payment by the lender.

               In September 1996, Registrant and CPA(R):8 sold the two properties leased to Furon Company ("Furon") to the subtenant for $1,465,495. Net of its share of an option payment received in 1993, prepayment charges and other costs, Registrant's share of net proceeds from the sale was $928,310, of which $604,184 was used to pay a mandatory prepayment on the mortgage. As a result of the sale and the related mortgage prepayment, annual rent from Furon and debt service on the Furon properties mortgage loan will decrease by approximately $116,000 and $81,600, respectively.

               The Registrant has a 50% equity interest in a property leased to General Electric Company ("General Electric"). The initial term of the General Electric lease ends in July 1998 and the Registrant has not received any indication as to whether General Electric will renew the lease. The Registrant share of net flow from the General Electric property is $252,000.

               Registrant does not have any employees. An affiliate of the Corporate General Partner of Registrant employs twelve individuals who perform accounting, secretarial and transfer services for Registrant. Gemisys Inc. performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has an agreement with the Corporate General Partner pursuant to which the Corporate General Partner provides certain management services for Registrant.

Item 2.  Properties.

               Registrant's properties are as follows:

     LEASE                                                                      TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY              LOCATION                   INTEREST
-------------------         ----------------              --------               -----------------
GENERAL ELECTRIC            Office/Research               King of Prussia,       Ownership of a 50%
COMPANY                     Facility                      Pennsylvania           interest in a joint
                                                                                 venture which owns
                                                                                 land and building (1)

NVRYAN, L.P.                Office                        Pittsburgh,            Ownership of land
                            Buildings                     Pennsylvania           and buildings (1)

FEDERAL EXPRESS             Distribution Facility         Corpus Christi,        Ownership of land
CORPORATION                                               Texas                  and buildings

DR PEPPER BOTTLING          Bottling/                     Irving and             Ownership of a 50%
COMPANY OF TEXAS            Distribution/                 Houston,               interest in land
                            Office Facilities             Texas                  and buildings (1)

ORBITAL SCIENCES            Engineering &                 Chandler,              Ownership of a 58%
CORPORATION                 Fabrication                   Arizona                interest in land
                            Facility                                             and buildings (1)

PEPSICO, INC.               Distribution                  Houston,               Ownership of land
                            Facility                      Texas                  and buildings

AMERISIG, INC.              Office/                       Dekalb County,         Ownership of a 73.57%
                            Manufacturing                 Georgia                interest in land
                            Facility                                             and buildings (1)

FURON                       Manufacturing,                New Haven,             Ownership of a 67.72%
COMPANY                     Office and                    Connecticut;           interest in land
                            Warehouse                     Mickelton,             and buildings (1)
                            Facilities                    New Jersey;
                                                          Aurora and Mantua, Ohio;
                                                          Bristol, Rhode Island;
                                                          Mt. Pleasant, Texas;
                                                          and Milwaukee, Wisconsin

DETROIT DIESEL              Office, Warehouse,            Detroit,               Ownership of a 80%
CORPORATION                 Manufacturing, Truck          Michigan               interest in land
                            Repair and Waste                                     and buildings (1)
                            Treatment Plant

RED BANK                    Warehouse                     Fairfax, Ohio          Ownership of land
DISTRIBUTION, INC.                                                               and buildings (1)

INFORMATION                 Office Buildings              Chicago,               Ownership of a 33.33%
RESOURCES INC.                                            Illinois               limited partnership interest
                                                                                 in a limited partnership
                                                                                 owning land and buildings (1)

     LEASE                                                                      TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY              LOCATION                   INTEREST
-------------------         ----------------              --------               -----------------
CHILDTIME                   Child Daycare                 Westland (2) and       Ownership of a 33.93%
CHILDCARE, INC.             Centers                       Sterling Heights,      interest in land and
                             - 12 locations               Michigan; Chandler     buildings (1)
                                                          and Tuscon, Arizona;
                                                          Duncanville, Carrollton
                                                          and Lewisville, Texas;
                                                          Alhambra, Chino,
                                                          Garden Grove and
                                                          Tustin/Santa Ana,
                                                          California


TITAN                       Office Building               San Diego,             Ownership of a 18.54%
CORPORATION                                               California             limited partnership interest
                                                                                 in a limited partnership
                                                                                 owning land and buildings (1)

(1)   These properties are encumbered by mortgage notes payable.

               The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                Registrant's
                Share                       Current    Lease
Lease           of Current      Square      Rent Per   Expiration  Renewal  Ownership            Terms of              Gross
Obligor         Annual Rents    Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest             Purchase Option       Costs (2)
-------         ------------   ----------   ---------  ----------  -------  ---------            ---------------      -----------
Detroit         $ 2,926,447    2,730,750      $1.34      06/10       YES    80% interest;        N/A                  $25,206,746
Diesel                                                                      remaining
Corporation                                                                 interest owned
                                                                            by Corporate
                                                                            Property Associates
                                                                            8 ("CPA(R):8")

Dr Pepper         1,999,000      721,947       5.54      06/14       YES   50% interest;         The greater of        14,164,967
Bottling                                                                   remaining             fair market value
Co. of Texas                                                               interest ownedof      the property
                                                                           by CPA(R):8           or $14,100,000

Furon             1,636,149      699,870       3.45      07/07       YES   67.72% interest;      N/A                   14,810,088
Company                                                                    remaining
                                                                           interest owned
                                                                           by CPA(R):8

Red Bank          1,400,567      589,150       2.29      07/15       YES   100%                  The greater of        10,649,302
Distribution,                                                                                    fair market value
Inc.                                                                                             of the property
                                                                                                 or $10,638,000 and
                                                                                                 any prepayment
                                                                                                 penalty.

NVRyan,             938,046       78,000      12.03      05/14       YES   100%                  The greater of        12,241,054
L.P.                                                                                             fair market value
                                                                                                 of the property
                                                                                                 or $11,700,000 and
                                                                                                 any prepayment
                                                                                                 penalty.

Orbital           1,249,169      280,000       7.95      09/09       YES    58% interest;        N/A                    9,367,376
Sciences                                                                    remaining
Corporation                                                                 interest owned
                                                                            by CPA(R):8

Amerisig, Inc.    1,169,008      432,559       3.64      12/09       YES    73.57% interest;     N/A                    9,009,674
                                                                            remaining
                                                                            interest owned
                                                                            by CPA(R):8

Childtime           381,287       83,694      13.43      01/16       YES    33.93% interest;     N/A                   2,857,264
Childcare                                                                   remaining
Inc.                                                                        interest owned
                                                                            by Corporate
                                                                            Property Associates
                                                                            10 Incorporated
                                                                            ("CPA(R):10")

                Registrant's
                Share                       Current    Lease
Lease           of Current      Square      Rent Per   Expiration  Renewal  Ownership            Terms of              Gross
Obligor         Annual Rents    Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest             Purchase Option       Costs (2)
-------         ------------   ----------   ---------  ----------  -------  ---------            ---------------      -----------
Information     $ 1,457,788      252,000     $17.36      09/05       YES    33.33% limited       N/A                  $11,879,827
Resources,                                                                  partner interest;
Inc.                                                                        remaining interest
                                                                            owned by CPA(R):10

Titan               459,525      166,403      14.89       7/07       YES    18.54% limited       N/A                    3,672,394
Corporation                                                                 partner interest;
                                                                            remaining interest
                                                                            owned by CPA(R):10

General             467,093       88,578      10.55       7/98       YES   50% joint venture     N/A                    3,886,703
Electric                                                                   interest; remaining
Corporation                                                                interest owned
                                                                           by CPA(R):8

(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.

(2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.

               The material terms on the mortgage debt of Registrant's properties is summarized in the following table:

                                      Mortgage
                     Annual Interest  Balance      Annual Debt  Maturity  Estimated Payment
Lease Obligor        Rate             12/31/96     Service      Date      Due at Maturity    Prepayment Provisions
-------------        ---------------  -----------  -----------  --------  -----------------  ---------------------
Detroit
Diesel
Corporation               7.16%       $18,996,302  $2,206,723   06/15/10          (3)

Dr Pepper
Bottling Co. of Texas    11.85          7,821,034   1,060,108   07/01/99       7,435,000     May be prepaid at any time.

Furon
Company                  10.40          8,493,472     248,873   04/01/97       8,465,185

Red Bank
Distribution, Inc.       10.00          2,681,322     360,588   08/02/10          (3)
                         10.25(1)       2,759,580     462,488     (5)          2,927,000

                                      Mortgage
                     Annual Interest  Balance      Annual Debt    Maturity  Estimated Payment
Lease Obligor        Rate             12/31/96     Service        Date      Due at Maturity    Prepayment Provisions
-------------        ---------------  -----------  -----------    --------  -----------------  ---------------------
NVRyan, L.P.              8.50%       $6,700,000   $  569,500(2)  12/31/02     $6,080,000      Prepayment premium will be the
                                                                                               greater of 1% of the outstanding
                                                                                               principal or the present value for
                                                                                               the period between prepayment and
                                                                                               maturity of the difference between
                                                                                               the note's interest and the yield to
                                                                                               maturity of the US treasury note.

Orbital Sciences
Corporation             10.00          4,293,713      473,892     09/01/02         (3)         5% of loan balance in the 6th year
                                                                                               and decreasing to .5% per year
                                                                                               following.

Amerisig, Inc.           9.25(1)       4,635,213      525,320(2)  04/30/01      4,176,211      The loan may be prepaid in whole
                                                                                               or inpart with a 1% premium

Childtime
Childcare, Inc.          9.55          1,289,340      144,729     12/01/06        934,644      The loan may be prepaid in full with
                                                                                               a 5% premium, in the first five loan
                                                                                               years and decreasing 1/2% in each
                                                                                               loan year thereafter.

Information
Resources, Inc.         10.70          7,522,037      873,854     10/01/00      7,205,000      A prepayment premium of the greater
                                                                                               of 3% of the loan balance or the
                                                                                               present value of the monthly income
                                                                                               loss between prepayment and maturity.


Titan
Corporation              9.75          1,975,594      246,900     07/01/03      1,486,000      Prepayment allowed after January 1,
                                                                                               1998. Premium will be the greater of
                                                                                               2% of the loan or the difference
                                                                                               between the remaining principal
                                                                                               balance and the present value of the
                                                                                               remaining payments.

General Electric
Corporation             10.50          1,693,462      215,558     05/01/98      1,636,000      No prepayment permitted.

(1)   Variable rate based on lender's prime rate.
(2)   Estimate based on current interest rates.
(3)   This loan fully amortizes.
(4) Includes amount applicable to interest in properties owned by joint venture and limited partnerships.

(5) The loan has matured and is due on demand of the lender. Registrant continues to pay monthly debt service installments; however, no demand has been made.

Item 3.  Legal Proceedings.
         -----------------

               As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

               No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.
         -------------------------------------------------

               Information with respect to Registrant's common equity is hereby incorporated by reference to page 24 of Registrant's Annual Report contained in Appendix A.

Item 6.  Selected Financial Data.
         -----------------------

               Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------

               Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

               The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 18 of Registrant's Annual Report contained in Appendix A:

       (i) Report of Independent Accountants.
      (ii) Balance Sheets as of December 31, 1995 and 1996.
     (iii) Statements of Income for the years ended December 31, 1994, 1995 and 1996. (iv) Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.
       (v) Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
      (vi) Notes to Financial Statements.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

               NONE

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

               Registrant has no directors or officers. The directors and senior officers of the Corporate General Partner are as follows:

                                                                                Has Served as a
                                                                                Director and/or
        Name                 Age            Positions Held                      Officer Since (1)
        ----                 ---            --------------                      -----------------
William Polk Carey             66   Chairman of the Board                            10/88
                                    Director
Francis J. Carey               71   President                                        10/88
                                    Director
George E. Stoddard             80   Chairman of the Investment Committee             10/88
                                    Director
Madelon DeVoe Talley           65   Vice Chairman of the Board                       10/88
                                    Director
Stephen H. Hamrick             45   Director                                         10/88
Barclay G. Jones III           36   Executive Vice President                         10/88
                                    Director
Lawrence R. Klein              76   Chairman of the Economic Policy                  10/88
                                    Director
Claude Fernandez               44   Executive Vice President                         10/88
                                    Chief Administrative Officer
H. Augustus Carey              39   Senior Vice President                            10/88
Anthony S. Mohl                34   Senior Vice President                            10/88
John J. Park                   32   Senior Vice President                             7/91
                                    Treasurer
Michael D. Roberts             45   First Vice President                              4/89
                                    Controller

(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.

               William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

               A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

               William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

               Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).

               George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

               Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and a Trustee of the New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Mrs. Talley was also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International and Public Affairs at Columbia University.

               Stephen H. Hamrick is the former Managing Director of Wall Street Investor Services, where he completed the turnaround and sale of a bank based brokerage business. Previously, he was for six years the Director of Private Investments for PaineWebber Incorporated. From 1975 until joining PaineWebber in 1988, Mr. Hamrick was associated with E.F. Hutton & Company (and the successor firm Shearson Lehman Hutton Inc.), where he held the position of First Vice President and National Director of Private Placements. Mr. Hamrick is a former Chairman of the Securities Industry Association's Direct Investment Committee and a former Chairman of the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

               Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

               Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

               Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in accounting from New York University in 1975 and his M.B.A. in finance from Columbia University Graduate School of Business in 1981.

               H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

               Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

               John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

               Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.

               The officers and directors of W.P. Carey are substantially the same as above.

Item 11. Executive Compensation.

               Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $508,557 and $56,506, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1996. As owner of 100 Limited Partnership Units, the Corporate General Partner received cash distributions of $8,476 during the year ended December 31, 1996. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1996.

               In the future, the Corporate General Partner will continue to receive 9% of Distributable Cash From Operations, the Individual General Partner will continue to receive 1% of Distributable Cash From Operations and each General Partner will continue to be allocated the same percentage of the profits and losses of Registrant. For a description of the subordinated interest of the Corporate General Partner and the Individual General Partner in Cash From Sales and Cash From Financings, reference is made to the materials contained in the Prospectus under the heading MANAGEMENT COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.
         ---------------------------------------------------

               As of December 31, 1996, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

               The following table sets forth as of March 15, 1997 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                        Number of Units
                               Name of                   and Nature of                  Percent
Title of Class            Beneficial Owner            Beneficial Ownership              of Class
--------------            ---------------             --------------------              --------
Limited Partnership
  Units of Registrant     William Polk Carey (1)               108 units                  .18%
                          Francis J. Carey                      15                        .03
                          George E. Stoddard
                          Madelon DeVoe Talley
                          Stephen H. Hamrick
                          Barclay G. Jones III
                          Lawrence R. Klein
                          Claude Fernandez
                          H. Augustus Carey                     20                         .03
                          Anthony S. Mohl
                          John J. Park
                          Michael D. Roberts                   ---                       ----


All executive officers
and directors as a
group (12 persons)                                             143   units                .24%
                                                               ===                       ====

(1) As of March 15, 1997, the Corporate General Partner, Ninth Carey Corporate Property, Inc. ("Ninth Carey"), owned 100 Limited Partnership Units of Registrant. William Polk Carey, the sole shareholder of Ninth Carey, is the beneficial owner of these Units.

               There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

               For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

               No officer or director of the Corporate General Partner, or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

   (a)         1.     Financial Statements:
                      --------------------

                      The following financial statements are filed as a part of this Report:

   Report of Independent Accountants.

   Balance Sheets, December 31, 1995 and 1996.

   Statements of Income for the years ended December 31, 1994, 1995 and 1996.

   Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.

   Statements of Cash Flows for the years ended December 31, 1994, 1995 and
   1996.

   Notes to Financial Statements.

   The financial statements are hereby incorporated by reference to pages 5 to 18 of Registrant's Annual Report contained in Appendix A.

   (a)         2.     Financial Statement Schedule:
                      ----------------------------

                      The following schedule is filed as a part of this Report:

   Schedule III -Real Estate and
Accumulated Depreciation as of December 31,
1996.

   Notes to Schedule III.

   Schedule III and notes thereto are hereby incorporated by reference to pages 19 to 21 of Registrant's Annual Report contained in Appendix A.

                      Financial Statement Schedules other than those listed above are omitted because the required information is given in the Financial Statements or the Notes thereto, or because the conditions requiring their filing do not exist.

   (a)         3.     Exhibits:
                      --------

               The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
  3.1       Amended agreement of Limited Partnership of                 Exhibit 3B to Registration
            Registrant dated as of February 12, 1988                    Statement (Form S-11)
                                                                        No. 33-26399

  4.1       Promissory Note dated February 3, 1989 from                 Exhibit 28 (B)(7) to
            CPA(R):8 - CPA(R):9 Joint Venture I in favor of             Registration Statement
            New England Mutual Life Insurance Company                   (Form S-11) No. 33-26399
            ("New England") in the original principal
            sum of $2,250,000

  4.2       Mortgage Note "A" dated May 15, 1989 from                   Files as Exhibit 28 (D)(12)
            Registrant, as Maker, to Nationwide Life                    to Registrant's Post
            Insurance Company, as Holder                                Effective Amendment No. 1
                                                                        to Form S-11

  4.3       Mortgage Note "B" dated May 15, 1989 from                   Files as Exhibit 28 (D)(13)
            Registrant, as Maker, to Financial Horizons                 to Registrant's Post
            Life Insurance Company, as Holder                           Effective Ammendment No. 1
                                                                        to Form S-11

  4.4       Mortgage and Security Agreement dated May 15,               Files as Exhibit 28 (D)(14)
            1988 from Registrant, as Mortgagor, to                      to Registrant's Post
            Nationwide Life Insurance Company and Financial             Effective Amendment No. 1
            Horizons Life Insurance Company, as Mortgagee               to Form S-11

  4.5       Assignment of Leases, Rents and Profits dated               Files as Exhibit 28 (D)(15)
            May 15, 1989 from Registrant, as Assignor, to               to Registrant's Post
            Nationwide Life Insurance Company and Financial             Effective Amendment No. 1
            Horizons Life Insurance Company, as Assignee                to Form S-11

  4.6       Tri-Party Agreement dated May 15, 1989 by and               Files as Exhibit 28 (D)(16)
            among Nationwide Life Insurance Company,                    to Registrant's Post
            Financial Horizons Life Insurance Company,                  Effective Amendment No. 1
            Registrant, NVHomes, L.P., Ryan Operations G.P.,            to Form S-11
            and Ryan Homes, Inc.

  4.7       Note Agreement dated June 28, 1989 among New                Files as Exhibit 28 (E)(1)
            England, Registrant, and CPA(R):8                           to Registrant's Post
                                                                        Effective Amendment No. 1
                                                                        to Form S-11

  4.8       Deed of Trust and Security Agreement dated                  Files as Exhibit 28 (E)(2)
            June 28, 1989 between Registrant and CPA(R):8,              to Registrant's Post
            as Trustor, and New England, as Beneficiary                 Effective Amendment No. 1
                                                                        to Form S-11

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
  4.9       Assignment of Leases, Rents and Guaranty                    Files as Exhibit 28 (E)(3)
            dated June 28, 1989 from Registrant and CPA(R):8,           to Registrant's Post
            as Assignor, to New England, as Assignee                    Effective Amendment No. 1
                                                                        to Form S-11

 4.10       $16,200,000 Promissory Note dated June 28,                  Files as Exhibit 28 (E)(4)
            1989 from Registrant and CPA(R):8, as Borrower,             to Registrant's Post
            to New England, as Lender                                   Effective Amendment No. 1
                                                                        to Form S-11

 4.11       Assumption and Modification Agreement dated                 Files as Exhibit 28 (F)(12)
            September 29, 1989 among First Interstate Bank              to Registrant's Post
            of Arizona, N.A. ("First Interstate") as Lender,            Effective Amendment No. 2
            Registrant, CPA(R):8, Space Data Corporation                to Form S-11
            ("SDC") and Orbital Sciences Corporation II

 4.12       $9,000,000 Replacement Promissory Note dated                Files as Exhibit 28 (F)(13)
            September 29, 1989 from Registrant and CPA(R):8,            to Registrant's Post
            as Maker, to First Interstate                               Effective Amendment No. 2
                                                                        to Form S-11

 4.13       Assignment of Rents, Lease and Guaranty dated               Files as Exhibit 28 (F)(14)
            September 29, 1989 from Registrant and CPA(R):8, as         to Registrant's Post
            Assignor, to First Interstate, as Assignee                  Effective Amendment No. 2
                                                                        to Form S-11

 4.14       Loan Agreement dated May 17, 1989 between SDC,              Files as Exhibit 28 (F)(15)
            as Borrower, and First Interstate, as Lender                to Registrant's Post
                                                                        Effective Amendment No. 2
                                                                        to Form S-11

 4.15       Deed of Trust, Assignment of Rents, Security                Files as Exhibit 28 (F)(16)
            by and among SDC, as Trustor, First Interstate,             Effective Amendment No. 2
            as Trustee, and First Interstate, as Beneficiary.           to Form S-11

 4.16       Agreement dated December 29, 1989 between                   Filed as Exhibit 28(H)(11)
            Heller Financial, Inc. Registrant and                       to Registrant's Post
            CPA:(R)8.                                                   Effective Amendment
                                                                        No. 3 to Form S-11

 4.17       $6,750,000 Real Estate Note dated January                   Filed as Exhibit 28(H)(12)
            30, 1990 from Registrant and CPA:(R)8, as Maker,            to Registrant's Post
            to Creditanstalt-Bankverein (the "Bank"),                   Effective Amendment
            as Holder.                                                  No. 3 to Form S-11

 4.18       Deed to Secure Debt and Security Agreement                  Filed as Exhibit 28(H)(13)
            dated January 30, 1990 between Registrant                   to Registrant's Post
            and CPA:(R)8, as Borrower, and the Bank, as                 Effective Amendment
            Lender.                                                     No. 3 to Form S-11

 4.19       Assignment of Rentals and Leases dated                      Filed as Exhibit 28(H)(14)
            January 30, 1990 from Registrant and CPA:(R)8,              to Registrant's Post
            as Assignor, to the Bank, as Assignee.                      Effective Amendment
                                                                        No. 3 to Form S-11

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
 4.20       $1,000,000 Extendible Secured Note dated                    Filed as Exhibit 28(I)(25)
            January 29, 1990 from Registrant and CPA:(R)8               to Registrant's Post
            to Commercial Union Life Insurance Company                  Effective Amendment
            of America ("Commercial").                                  No. 3 to Form S-11

 4.21       $1,000,000 Extendible Secured Note dated                    Filed as Exhibit 28(I)(26)
            January 29, 1990 from Registrant and CPA:(R)8               to Registrant's Post
            to Ministers Life - A Mutual Life Insurance                 Effective Amendment
            Company ("Ministers").                                      No. 3 to Form S-11

 4.22       $1,500,000 Extendible Secured Note dated                    Filed as Exhibit 28(I)(27)
            January 29, 1990 from Registrant and CPA:(R)8               to Registrant's Post
            to The North Atlantic Life Insurance Company                Effective Amendment
            of America ("North Atlantic").                              No. 3 to Form S-11

 4.23       $5,000,000 Extendible Secured Note dated                    Filed as Exhibit 28(I)(28)
            January 29, 1990 from Registrant and CPA:(R)8               to Registrant's Post
            to Northern Life Insurance Company                          Effective Amendment
            ("Northern").                                               No. 3 to Form S-11

 4.24       $5,000,000 Extendible Secured Note dated                    Filed as Exhibit 28(I)(29)
            January 29, 1990 from Registrant and CPA:(R)8               to Registrant's Post
            to Northwestern National Life Insurance                     Effective Amendment
            Company ("Northwestern").                                   No. 3 to Form S-11

 4.25       $500,000 Extendible Secured Note dated                      Filed as Exhibit 28(I)(30)
            January 29, 1990 from Registrant and CPA:(R)8               to Registrant's Post
            to TNB Stock Company, FAO Texas Life                        Effective Amendment
            Insurance Custody Account.                                  No. 3 to Form S-11

 4.26       Note Purchase Agreement dated as of                         Filed as Exhibit 28(I)(31)
            January 1, 1990 between Registrant and                      to Registrant's Post
            CPA:(R)8, as Sellers, and Commercial,                       Effective Amendment
            Ministers, North Atlantic, Northern,                        No. 3 to Form S-11
            Northwestern and Texas Life Insurance
            Company (collectively, the "Lenders"), as Purchasers.

 4.27       Combination Open-end Mortgage Deed, Security                Filed as Exhibit 28(I)(32)
            Agreement and Fixture Financing Statement                   to Registrant's Post
            dated January 29, 1990 between Registrant                   Effective Amendment
            and CPA:(R)8, as Mortgagors, and the Lenders,               No. 3 to Form S-11
            as Mortgagees (New Haven Premises).

 4.28       Combination Open-end Mortgage Deed, Security                Filed as Exhibit 28(I)(33)
            Agreement and Fixture Financing Statement                   to Registrant's Post
            dated January 29, 1990 between Registrant                   Effective Amendment
            and CPA:(R)8, as Mortgagors, and the Lenders,               No. 3 to Form S-11
            as Mortgagees (Mickleton Premises).

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
 4.29       Combination Open-end Mortgage Deed, Security                Filed as Exhibit 28(I)(34)
            Agreement and Fixture Financing Statement                   to Registrant's Post
            dated January 29, 1990 between Registrant                   Effective Amendment
            and CPA:(R)8, as Mortgagors, and the Lenders,               No. 3 to Form S-11
            as Mortgagees (Aurora and Mantua Premises).

 4.30       Combination Open-end Mortgage Deed, Security                Filed as Exhibit 28(I)(35)
            Agreement and Fixture Financing Statement                   to Registrant's Post
            dated January 29, 1990 between Registrant                   Effective Amendment
            and CPA:(R)8, as Mortgagors, and the Lenders,               No. 3 to Form S-11
            as Mortgagees (Twinsburg Premises).

 4.33       Combination Deed of Trust, Security Agreement and           Filed as Exhibit 28(I)(38)
            Fixture Financing Statement dated January 29, 1990          to Registrant's Post
            between Registrant and CPA:(R)8, as Mortgagors, and         Effective Amendment
            the Lenders, as Mortgagees (Mt. Pleasant Premises).         No. 3 to Form S-11

 4.34       Combination Mortgage, Security Agreement and                Filed as Exhibit 28(I)(39)
            Fixture Financing Statement dated January 29, 1990          to Registrant's Post
            between Registrant and CPA:(R)8, as Mortgagors, and         Effective Amendment
            the Lenders, as Mortgagees (Milwaukee Premises).            No. 3 to Form S-11

 4.35       Agreement and Assignment of Lessors'                        Filed as Exhibit 28(I)(40)
            Interest in Leases dated January 29, 1990                   to Registrant's Post
            by Registrant and CPA:(R)8, as Lessors, and                 Effective Amendment
            the Lenders (New Haven Premises).                           No. 3 to Form S-11

 4.36       Agreement and Assignment of Lessors'                        Filed as Exhibit 28(I)(41)
            Interest in Leases dated January 29, 1990                   to Registrant's Post
            by Registrant and CPA:(R)8, as Lessors, and                 Effective Amendment
            the Lenders (Mickleton Premises).                           No. 3 to Form S-11

 4.37       Agreement and Assignment of Lessors'                        Filed as Exhibit 28(I)(42)
            Interest in Leases dated January 29, 1990                   to Registrant's Post
            by Registrant and CPA:(R)8, as Lessors, and                 Effective Amendment
            the Lenders (Aurora, Mantua and Twinsburg Premises).        No. 3 to Form S-11

 4.39       Agreement and Assignment of Lessors' Interest in Leases     Filed as Exhibit 28(I)(44)
            dated January 29, 1990 by Registrant and CPA:(R)8, as       to Registrant's Post
            Lessors, and the Lenders (Bristol Premises).                Effective Amendment
                                                                        No. 3 to Form S-11

 4.40       Agreement and Assignment of Lessors'                        Filed as Exhibit 28(I)(45)
            Interest in Leases dated January 29, 1990                   to Registrant's Post
            by Registrant and CPA:(R)8, as Lessors, and                 Effective Amendment
            the Lenders (Mt. Pleasant Premises).                        No. 3 to Form S-11

 4.41       Agreement and Assignment of Lessors'                        Filed as Exhibit 28(I)(46)
            Interest in Leases dated January 29, 1990                   to Registrant's Post
            by Registrant and CPA:(R)8, as Lessors, and                 Effective Amendment
            the Lenders (Milwaukee Premises).                           No. 3 to Form S-11

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
 4.42       Agreement between Furon Company ("Furon"),                  Filed as Exhibit 28(I)(47)
            Lenders, Registrant and CPA:(R)8 regarding the              to Registrant's Post
            condition of title to Mantua Premises.                      Effective Amendment
                                                                        No. 3 to Form S-11

 4.48       $3,886,181.16 Mortgage Note dated July 20, 1990             Filed as Exhibit 4.1
            from Registrant, as Borrower, to Red Bank                   to Registrant's Form 8-K
            Distribution, Inc. ("Red Bank"), as Lender.                 dated August 10, 1990

 4.49       Open End Mortgage, Security Agreement and Assignment        Filed as Exhibit 4.2
            of Rents, Income and Proceeds dated July 20, 1990           to Registrant's Form 8-K
            from Registrant, as Mortgagor, to Red Bank, as Mortgagee.   dated August 10, 1990

 4.50       First Amendment to Open End Mortgage, Security              Filed as Exhibit 4.3
            Agreement and Assignment of Rents, Income and               to Registrant's Form
            8-K Proceeds dated July 20, 1990 by and between Registrant, dated August 10, 1990 as Mortgagor, and Red Bank, as Mortgagee.

 4.51       $3,113,818.54 Purchase Money Mortgage                       Filed as Exhibit 4.4
            Note dated July 20, 1990 from Registrant,                   to Registrant's Form 8-K
            as Maker, to Red Bank, as Payee.                            dated August 10, 1990

 4.52       Open End Mortgage Deed and Security Agreement dated         Filed as Exhibit 4.5
            July 20, 1990 from Registrant, as Grantor, to Red Bank,     to Registrant's Form 8-K
            as Grantee, with Subordination.                             dated August 10, 1990

 4.53       Amendment to Open End Mortgage, Security Agreement          Filed as Exhibit 4.6
            and Assignment of Rents, Income and Proceeds dated          to Registrant's Form 8-K
            July 20, 1990 by and between Red Bank, as Mortgagor,        dated August 10, 1990
            and Hunter Savings Association, as Mortgagee.

 4.54       $23,500,000 Note Secured by First Real Estate Lien dated     Filed as Exhibit 4.1
            September 27, 1990 from Randolph/Clinton Limited             to Registrant's Form 8-K
            Partnership ("Randolph/Clinton"), as Maker, to The Mutual    dated October 30, 1990
            Life Insurance Company of New York ("MONY"), as Payee.

 4.55       Mortgage and Security Agreement dated                       Filed as Exhibit 4.2
            September 27, 1990 from Randolph/Clinton,                   to Registrant's Form 8-K
            as Mortgagor, to MONY, as Mortgagee.                        dated October 30, 1990

 4.56       Assignment of Lessor's Interest in                          Filed as Exhibit 4.3
            Leases dated September 27, 1990 from                        to Registrant's Form 8-K
            Randolph/Clinton, as Assignor, to MONY, as Assignee.        dated October 30, 1990

 4.57       $11,700,000.00 Promissory Note dated July 9, 1991           Filed as Exhibit 10.2
            from Torrey Pines Limited Partnership ("Torrey Pines"),     to Registrant's Form 8-K
            as Borrower to The Northwestern Mutual Life Insurance       dated September 12, 1991
            Company ("Northwestern"), as Lender.

 4.58       Deed of Trust and Security Agreement, dated July 9,         Filed as Exhibit 10.3
            1991 between Torrey Pines and Northwestern.                 to Registrant's Form 8-K
                                                                        dated September 12, 1991

 4.59       Absolute Assignment of Leases and Rents,                    Filed as Exhibit 10.4
            dated July 9, 1991 from Torrey Pines, as                    to Registrant's Form 8-K
            Assignor to Northwestern, as Assignee.                      dated September 12, 1991

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
 10.1       Joint Venture Agreement dated December 8, 1988              Exhibit 28 (B)(1) to
            between Registrant and CPA(R):8 as joint ventures           Registration Statement
            (collectively, "Joint Venture")                             (Form S-11) No. 33-26399

 10.2       Parcel "C" Lease dated July 28, 1988 between                Exhibit 28 (B)(2) to
            SDC-GESCO Associates, a Pennsylvania limited                Registration Statement
            partnership ("SDC-GESCO"), as lessor and General            (Form S-11) No. 33-26399
            Electric Company, a New York corporation, as
            lessee.

 10.3       Assignment of Lease and Assumption Agreement                Exhibit 28 (B)(3) to
            dated December 21, 1988 between SDC-GESCO as,               Registration Statement
            assignor, and Joint Venture, as assignee                    (Form S-11) No. 33-26399

 10.4       Lease Agreement dated August 3, 1988 between D/S            Exhibit 28 (C)(2) to
            Corpus Christi Joint Venture and Federal Express            Registration Statement
            Corporation                                                 (Form S-11) No. 33-26399

 10.5       Assignment of Lease dated June 23, 1989 from                Filed as Exhibit 28 (C)(6)
            Seller, as Assignor, to Registrant, as Assignee             to Registrant's Post
                                                                        Effective Amendment No. 2
                                                                        to Form S-11

 10.6       Lease Agreement dated May 15, 1989 by and                   Filed as Exhibit 28 (D)(7)
            between Registrant, as Landlord, and NVHomes                to Registrant's Post
            L.P., Ryan Operations G.P., and Ryan Homes,                 Effective Amendment No. 1
            Inc., as Tenant                                             to Form S-11

 10.7       Mortgage and Security Agreement dated May 15,               Filed as Exhibit 28 (D)(8)
            1989 by and between NVHomes L.P., Ryan                      to Registrant's Post
            Operations G.P. and Ryan Homes, Inc., as                    Effective Amendment No. 1
            Mortgagor, and Registrant, as Mortgagee                     to Form S-11

 10.8       Lessee's Certificate dated May 15, 1989 from                Filed as Exhibit 28 (D)(9)
            Ryan Operations G.P., as Lessee, to Registrant,             to Registrant's Post
            as Lessor                                                   Effective Amendment No. 1
                                                                        to Form S-11

 10.9       Guaranty dated May 15, 1989 from NVR L.P., as               Filed as Exhibit 28 (D)(10)
            Guarantor, to Registrant, as Landlord                       to Registrant's Post
                                                                        Effective Amendment No. 1
                                                                        to Form S-11

10.10       Guarantor's Certificate dated May 15, 1989                  Filed as Exhibit 28 (D)(11)
            from NVR L.P., as Guarantor, to Registrant,                 to Registrant's Post
            as Purchaser                                                Effective Amendment No. 1
                                                                        to Form S-11

10.11       Lease Agreement dated June 28, 1989 by and                  Filed as Exhibit 28 (E)(5)
            between Registrant and CPA(R):8, as landlord,               to Registrant's Post
            and Dr Pepper Bottling Company of Texas                     Effective Amendment No. 1
            ("Dr Pepper"), as Tenant                                    to Form S-11

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
10.12       Guaranty and Suretyship Agreement dated June 28,            Filed as Exhibit 28 (E)(6)
            1989 from Dr Pepper Bottling Holdings, Inc.                 to Registrant's Post
            ("Holdings"), as Guarantor, to Registrant and               Effective Amendment No. 1
            CPA(R):8, as Landlord                                       to Form S-11

10.13       Guarantor's Certificate dated June 28, 1989 from            Filed as Exhibit 28 (E)(7)
            Holdings, as Guarantor, to Registrant and CPA(R):8,         to Registrant's Post
            as Purchaser                                                Effective Amendment No. 1
                                                                        to Form S-11

10.14       Co-Tenancy Agreement dated June 28, 1989 between            Filed as Exhibit 28 (E)(8)
            Registrant and CPA(R):8                                     to Registrant's Post
                                                                        Effective Amendment No. 1
                                                                        to Form S-11

10.15       Lease Agreement dated September 24, 1989                    Filed as Exhibit 28 (F)(2)
            by and between Registrant and CPA(R):8, as                  To Registrant's Post
            Landlord, and SDC, as Tenant                                Effective Ammendment
                                                                        No. 2 to Form S-11

10.16       Special Warranty Deed dated September 29,                   Filed as Exhibit 28 (F)(3)
            1989 from SDC, as Grantor, to Registrant                    To Registrant's Post
            and CPA(R):8, as Grantees                                   Effective Ammendment
                                                                        No. 2 to Form S-11

10.17       Co-Tenancy Agreement dated September 29, 1989               Filed as Exhibit 28 (F)(5)
            between Registrant and CPA(R):8                             to Registrant's Post
                                                                        Effective Amendment No. 2
                                                                        to Form S-11

10.18       Guaranty and Suretyship Agreement dated                     Filed as Exhibit 28 (F)(7)
            September 29, 1989 from Orbital Sciences                    to Registrant's Post
            Corporation II, as Guarantor, to Registrant                 Effective Amendment No. 2
            and CPA(R):8, as Landlord.                                  to Form S-11

10.19       Amendment No. 1 to Lease Agreement dated                    Filed as Exhibit 28 (G)(5)
            November 15, 1989 between Davis/DeBlanc                     to Registrant's Post
            ("DDC"), as Landlord, and Pepsi Cola Company                Effective Amendment No. 2
            South, a division of PepsiCo, Inc., as Tenant               to Form S-11

10.20       Assignment of Tenant Lease dated November 16,               Filed as Exhibit 28 (G)(6)
            1989 from DDC, as Assignor, to Registrant,                  to Registrant's Post
            as Assignee                                                 Effective Amendment No. 2
                                                                        to Form S-11

10.21       Co-Tenancy Agreement dated December 29, 1989                Filed as Exhibit 28(H)(1)
            between Registrant and Corporate Property                   to Registrant's Post
            Associates 8, L.P., a Delaware limited                      Effective Amendment
            partnership ("CPA(R):8").                                   No. 3 to Form S-11

10.22       Lease Agreement dated December 29, 1989 by                  Filed as Exhibit 28(H)(5)
            and between Registrant and CPA(R):8, as Landlord,           to Registrant's Post
            and Foote & Davies, Inc. ("F&D"), as Tenant.                Effective Amendment
                                                                        No. 3 to Form S-11

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
10.23       First Ammendment to Lease Agreement dated as                Filed as Exhibit 28(H)(6)
            of January 30, 1990 between F&D, as Tenant,                 to Registrant's Post
            and Registrant and CPA(R):8, as Landlord.                   Effective Amendment
                                                                        No. 3 to Form S-11

10.24       Lessee's Certificate dated December 29, 1989                Filed as Exhibit 28(H)(7)
            from F&D, as Tenant, to Registrant and                      to Registrant's Post
            CPA(R):8 as landlord.                                       Effective Amendment
                                                                        No. 3 to Form S-11

10.25       Guaranty and Suretyship Agreement dated                     Filed as Exhibit 28(H)(8)
            December 29, 1989 by ASG Acquisition Corp.                  to Registrant's Post
            ("ASG"), as Guarantor, to Registrant and CPA(R):8,          Effective Amendment
            as Landlord.                                                No. 3 to Form S-11

10.26       Amendment to Guaranty and Suretyship Agreement              Filed as Exhibit 28(H)(9)
            dated as of January 30, 1990 made by ASG, as                to Registrant's Post
            Guarantor, to Registrant and CPA(R):8, as Landlord.         Effective Amendment
                                                                        No. 3 to Form S-11

10.27       Guarantor's Certificate dated December 29, 1989             Filed as Exhibit 28(H)(10)
            from ASG, as Guarantor, to Registrant and                   to Registrant's Post
            CPA(R):8, as Purchaser.                                     Effective Amendment
                                                                        No. 3 to Form S-11

10.28       Co-Tenancy Agreement dated as of January 29,                Filed as Exhibit 28(I)(1)
            1990 by and between Registrant and CPA(R):8.                to Registrant's Post
                                                                        Effective Amendment
                                                                        No. 3 to Form S-11

10.29       Lease Agreement dated as of January 29, 1990                Filed as Exhibit 28(I)(20)
            by and between Registrant and CPA(R):8, as                  to Registrant's Post
            Landlord, and Furon, as Tenant.                             Effective Amendment
                                                                        No. 3 to Form S-11

10.30       Sublease dated January 29, 1990 by and                      Filed as Exhibit 28(I)(21)
            between Furon, as Sublandlord and CHR                       to Registrant's Post
            Industries, Inc., as Subtenant and consented                Effective Amendment
            to by Registrant and CPA(R):8, as Landlord.                 No. 3 to Form S-11

10.31       Sublease dated January 29, 1990 by and between              Filed as Exhibit 28(I)(22)
            Furon, as Sublandlord and Bunnell Plastics,                 to Registrant's Post
            Inc., as Subtenant and consented to by                      Effective Amendment
            Registrant and CPA(R):8, as Landlord.                       No. 3 to Form S-11

10.32       Sublease dated January 29, 1990 by and between              Filed as Exhibit 28(I)(23)
            Furon, as Sublandlord and Dixon Industries                  to Registrant's Post
            Corporation, as Subtenant and consented to                  Effective Amendment
            by Registrant and CPA(R):8, as Landlord.                    No. 3 to Form S-11

10.33       Assignment of Lease Agreement dated January 29,             Filed as Exhibit 28(I)(24)
            1990 by and between Furon, as Assignor, and                 to Registrant's Post
            Registrant and CPA(R):8, as Assignee.                       Effective Amendment
                                                                        No. 3 to Form S-11

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
10.34       Lease Agreement between Registrant and                      Filed as Exhibit 10.1
            CPA(R):8, as Landlord, and DDC, as Tenant.                  to Registrant's Form 8-K
                                                                        dated July 16, 1990

10.35       Lease Agreement dated July 20, 1990 by and                  Filed as Exhibit 10.1
            between Registrant, as Landlord, and                        to Registrant's Form 8-K
            Red Bank, as Tenant.                                        dated August 10, 1990

10.36       Lease Agreement dated September 27, 1990                    Filed as Exhibit 10.1
            between Randolph/Clinton, as Landlord, and                  to Registrant's Form 8-K
            Information Resources, Inc. ("IRI"), as Tenant.             dated October 30, 1990

10.37       Assignment of Subleases and Rents dated                     Filed as Exhibit 10.2
            September 27, 1990 from IRI, as Assignor,                   to Registrant's Form 8-K
            and Randolph/Clinton, as Assignee.                          dated October 30, 1990

10.38       Lease Agreement dated July 9, 1991 by and                   Filed as Exhibit 10.1
            between Torrey Pines, as Landlord and The                   to Registrant's Form 8-K
            Titan Corporation, as Tenant.                               dated September 12, 1991

10.39       Indemnity Agreement dated July 9, 1991 of Torrey Pines,     Filed as Exhibit 10.5
            Corporate Property Associates 10 Incorporated, a            to Registrant's Form 8-K
            Maryland corporation, ("CPA(R):10") and Registrant.         dated September 12, 1991

 28.1       Seller's Certificate dated December 21, 1988                Exhibit 28 (B)(4) to
            from SDC-GESCO, as seller, to Joint Venture,                Registration Statement
            as purchaser                                                (Form S-11) No. 33-26399

 28.2       Purchaser's Certificate dated December 21,                  Exhibit 28 (B)(5) to
            1988 from Joint Venture, as purchaser to                    Registration Statement
            SDC-GESCO, as seller                                        (Form S-11) No. 33-26399

 28.3       Deed dated December 21, 1988 from SDC-GESCO,                Exhibit 28 (B)(6) to
            as grantor, to Joint Venture, as grantee                    Registration Statement
                                                                        (Form S-11) No. 33-26399

 28.4       Letter of Intent dated February 9, 1989                     Exhibit 28 (C)(1) to
            relating to the purchase of property in                     Registration Statement
            Corpus Christi, Texas.                                      (Form S-11) No. 33-26399

 28.6       Letter of Intent dated September 28, 1988                   Exhibit 28 (D) to
            Relating to the Purchase by Registrant of                   Registration Statement
            Property in Pittsburgh, Pennsylvania                        (Form S-11) No. 33-26399

 28.7       Seller's Certificate dated May 15, 1989 from                Filed as Exhibit 28 (D)(2)
            Ryan Homes, Inc., as Seller, to Registrant,                 To Registrant's Post
            as Purchaser                                                Effective Amendment
                                                                        No. 1 to Form S-11

 28.8       Deed dated May 15, 1989 from Ryan Homes, Inc.,              Filed as Exhibit 28 (D)(3)
            as Grantor, to Registrant, as Grantee                       To Registrant's Post
                                                                        Effective Amendment
                                                                        No. 1 to Form S-11

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
 28.9       Deed dated May 15, 1989 from Allegheny County               Filed as Exhibit 28 (D)(4)
            Industrial Development Authority, as Grantor,               To Registrant's Post
            to Registrant, as Grantee                                   Effective Amendment
                                                                        No. 1 to Form S-11

28.10       Bill of Sale dated May 15, 1989 from Ryan                   Filed as Exhibit 28 (D)(5)
            Homes, Inc., as Seller, to Registrant,                      To Registrant's Post
            as Purchaser                                                Effective Amendment
                                                                        No. 1 to Form S-11

28.11       Bill of Sale dated May 15, 1989 from                        Filed as Exhibit 28 (D)(6)
            Allegheny County Industrial Development                     To Registrant's Post
            Authority, as Seller, to Registrant, as                     Effective Amendment
            Purchaser                                                   No. 1 to Form S-11

28.12       Seller's/Lessee's Certificate dated June 28,                Filed as Exhibit 28 (E)(9)
            1989 from Dr Pepper, as Seller, to Registrant               To Registrant's Post
            and CPA(R):8 , as Purchaser                                 Effective Amendment
                                                                        No. 1 to Form S-11

28.13       Warranty Deed dated June 28, 1989 from                      Filed as Exhibit 28 (E)(10)
            Dr Pepper, as Grantor, to Registrant and                    To Registrant's Post
            CPA(R):8, as Grantee, for Irving, Texas property            Effective Amendment
                                                                        No. 1 to Form S-11

28.14       Warranty Deed dated June 28, 1989 from                      Filed as Exhibit 28 (E)(11)
            Dr Pepper, as Grantor, to Registrant and                    To Registrant's Post
            CPA(R):8, as Grantee, for Houston, Texas property           Effective Amendment
                                                                        No. 1 to Form S-11

28.15       Bill of Sale dated June 28, 1989 from                       Filed as Exhibit 28 (E)(12)
            Dr Pepper, as Seller, to Registrant and                     To Registrant's Post
            CPA(R):8, as Purchaser, for Irving, Texas                   Effective Amendment
            property.                                                   No. 1 to Form S-11

28.16       Bill of Sale dated June 28, 1989 from                       Filed as Exhibit 28 (E)(13)
            Dr Pepper, as Seller, to Registrant and                     To Registrant's Post
            CPA(R):8, as Purchaser, for Houston, Texas                  Effective Amendment
            property.                                                   No. 1 to Form S-11

28.17       General Warranty Deed dated June 23, 1989 from              Filed as Exhibit 28 (C)(3)
            D/S Corpus Christi Joint Venture ("D/S Corpus               To Registrant's Post
            Christi"), as Grantor, to Registrant, as Grantee            Effective Amendment
                                                                        No. 2 to Form S-11

28.18       Seller's Certificate dated June 23, 1989 from               Filed as Exhibit 28 (C)(4)
            D/S Corpus Christi to Registrant                            To Registrant's Post
                                                                        Effective Amendment
                                                                        No. 2 to Form S-11

28.19       Bill of Sale dated June 23, 1989 from D/S                   Filed as Exhibit 28 (C)(5)
            Corpus Christi to Registrant.                               To Registrant's Post
                                                                        Effective Amendment
                                                                        No. 2 to Form S-11

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
28.20       Letter of Intent dated May 24, 1989 from                    Filed as Exhibit 28 (F)(1)
            Registrant to Orbital Sciences Corporation II.              To Registrant's Post
                                                                        Effective Amendment
                                                                        No. 2 to Form S-11

28.21       Bill of Sale dated September 29, 1989 from                  Filed as Exhibit 28 (F)(4)
            SDC, as Seller, to Registrant and CPA(R):8,                 To Registrant's Post
            as Purchaser.                                               Effective Amendment
                                                                        No. 2 to Form S-11

28.22       Seller's/Lessee's Certificate dated September 29,           Filed as Exhibit 28 (F)(6)
            1989 from SDC, as Seller, to Registrant and                 To Registrant's Post
            CPA(R):8 as Purchaser.                                      Effective Amendment
                                                                        No. 2 to Form S-11

28.23       Guarantor's Certificate dated September 29, 1989            Filed as Exhibit 28 (F)(8)
            from Orbital Sciences Corporation II, as                    to Registrant's Post
            Guarantor, to Registrant and CPA(R):8 as Purchaser          Effective Amendment
                                                                        No. 2 to Form S-11

28.24       Construction Management Agreement dated                     Filed as Exhibit 28 (F)(9)
            September 29, 1989 between Registrant and                   To Registrant's Post
            CPA(R):8, as Owner, and SDC.                                Effective Amendment
                                                                        No. 2 to Form S-11

28.25       Assignment of Rights Under Construction                     Filed as Exhibit 28 (F)(10)
            Contract dated September 29, 1989 from SDC,                 To Registrant's Post
            as Assignor, to Registrant and CPA(R):8, as Assignee        Effective Amendment
                                                                        No. 2 to Form S-11

28.26       Assignment of Rights Under Agreement dated                  Filed as Exhibit 28 (F)(11)
            September 29, 1989 from SDC, as Assignor, to                To Registrant's Post
            Registrant and CPA(R):8, as Assignee                        Effective Amendment
                                                                        No. 2 to Form S-11

28.27       Agreement of Purchase and Sale dated                        Filed as Exhibit 28 (G)(1)
            June 6, 1989 between DDC, as Seller, and                    To Registrant's Post
            Registrant, as Purchaser                                    Effective Amendment
                                                                        No. 2 to Form S-11

28.28       Special Warranty Deed dated November 16, 1989               Filed as Exhibit 28 (G)(2)
            for DDC, as Grantor, to Registrant, as Grantee              To Registrant's Post
                                                                        Effective Amendment
                                                                        No. 2 to Form S-11

28.29       Bill of Sale and Assignment of Incidental                   Filed as Exhibit 28 (G)(3)
            Rights dated November 16, 1989 from DDC,                    To Registrant's Post
            as Seller, to Registrant, as Purchaser                      Effective Amendment
                                                                        No. 2 to Form S-11

28.30       Special Warranty Deed dated December 29, 1989               Filed as Exhibit 28(H)(2)
            from Footland Corporation ("Footland"), as                  to Registrant's Post
            Grantor, to Registrant and CPA(R):8, as Grantee.            Effective Amendment
                                                                        No. 3 to Form S-11

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
28.31       Bill of Sale dated December 29, 1989 from                   Filed as Exhibit 28(H)(3)
            Footland, as Seller, to Registrant and CPA(R):8,            to Registrant's Post
            as Grantee.                                                 Effective Amendment
                                                                        No. 3 to Form S-11

28.32       Seller's Certificate dated December 29, 1989                Filed as Exhibit 28(H)(4)
            from Footland, as Seller, to Registrant and                 to Registrant's Post
            CPA(R):8, as Purchaser.                                     Effective Amendment
                                                                        No. 3 to Form S-11

28.33       Estoppel Certificate date November 14, 1989                 Filed as Exhibit 28 (G)(4)
            from Pepsi Cola Company South, a division of                To Registrant's Post
            PepsiCo, Inc., as Tenant, to Registrant and DDC             Effective Amendment
                                                                        No. 2 to Form S-11

28.34       Deed dated January 29, 1990 from CHR                        Filed as Exhibit 28(I)(2)
            Industries, as Grantor, to Registrant and                   to Registrant's Post
            CPA(R):8, as Grantees (New Haven Premises).                 Effective Amendment
                                                                        No. 3 to Form S-11

28.35       Bill of Sale date January 29, 1990 from CHR                 Filed as Exhibit 28(I)(3)
            Industries, Inc. to Registrant and CPA(R):8                 to Registrant's Post
            concerning the New Haven Premises.                          Effective Amendment
                                                                        No. 3 to Form S-11

28.36       Deed dated January 29, 1990 between Bunnell                 Filed as Exhibit 28(I)(4)
            Plastics, Inc., as Grantor, and Registrant                  to Registrant's Post
            and CPA(R):8, as Grantee (Mickleton Premises).              Effective Amendment
                                                                        No. 3 to Form S-11

28.37       Bill of Sale dated January 29, 1990 from                    Filed as Exhibit 28(I)(5)
            Bunnell Plastics, Inc. to Registrant and                    to Registrant's Post
            CPA(R):8 concerning the Mickleton Premises.                 Effective Amendment
                                                                        No. 3 to Form S-11

28.38       Deed dated January 29, 1990 from the                        Filed as Exhibit 28(I)(6)
            Fluorocarbon Company, which changed                         to Registrant's Post
            its name to Furon, as Grantor, and                          Effective Amendment
            and Registrant and CPA(R):8, as Grantees                    No. 3 to Form S-11
            (Mantua Premises).

28.40       Deed dated January 29, 1990 from Furon,                     Filed as Exhibit 28(I)(8)
            as Grantor, to Registrant and CPA(R):8,                     to Registrant's Post
            as Grantees (Aurora Premises).                              Effective Amendment
                                                                        No. 3 to Form S-11

28.42       Quitclaim Deed dated January 29, 1990 from                  Filed as Exhibit 28(I)(10)
            Dixon Industries Corporation, as Grantor,                   to Registrant's Post
            to Registrants and CPA(R):8, as Grantees                    Effective Amendment
            (Bristol Premises).                                         No. 3 to Form S-11

28.43       Bill of Sale dated January 29, 1990 from                    Filed as Exhibit 28(I)(11)
            Dixon Industries Corporation to Registrant                  to Registrant's Post
            and CPA(R):8 concerning the Bristol Premises.               Effective Amendment
                                                                        No. 3 to Form S-11

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
28.44       Special Warranty Deed dated January 29,                     Filed as Exhibit 28(I)(12)
            1990 from Furon, as Grantor, to Registrant                  to Registrant's Post
            and CPA(R):8, as Grantees (Mt. Pleasant Premises).          Effective Amendment
                                                                        No. 3 to Form S-11

28.45       Bill of Sale dated January 29, 1990 from Furon              Filed as Exhibit 28(I)(13)
            to Registrant and CPA(R):8 concerning the                   to Registrant's Post
            Mt. Pleasant Premises.                                      Effective Amendment
                                                                        No. 3 to Form S-11

28.46       Warranty Deed dated January 29, 1990 from Furon,            Filed as Exhibit 28(I)(14)
            as Grantor, to Registrant and CPA(R):8 as Grantee           to Registrant's Post
            (Milwaukee Premises).                                       Effective Amendment
                                                                        No. 3 to Form S-11

28.47       Bill of Sale dated January 29, 1990 from Furon              Filed as Exhibit 28(I)(15)
            to Registrant and CPA(R):8 concerning the Mantua            to Registrant's Post
            Premises, the Twinsburg Premises, the Aurora                Effective Amendment
            Premises, the Liverpool Premises and the                    No. 3 to Form S-11
            Milwaukee Premises.

28.48       Seller's/Lessee's Certificate dated January 29,             Filed as Exhibit 28(I)(16)
            1990 from Furon, as Seller, to Registrant and               to Registrant's Post
            CPA(R):8, as Purchaser, and Commercial Union,               Effective Amendment
            Ministers, North Atlantic, Northern, Northwestern,          No. 3 to Form S-11
            and Texas Life (collectively referred to as Lenders)
            concerning the Aurora, Mantua, Twinsburg, Liverpool,
            Mt. Pleasant and Milwaukee Premises.

28.49       Seller's Certificate dated January 29, 1990 from            Filed as Exhibit 28(I)(17)
            CHR Industries, Inc., as Seller, to Registrant              to Registrant's Post
            and CPA(R):8, as Purchaser and Lenders (New Haven           Effective Amendment
            Premises).                                                  No. 3 to Form S-11

28.50       Seller's Certificate dated January 29, 1990 from            Filed as Exhibit 28(I)(18)
            Bunnell Plastics, Inc., as Seller, to Registrant            to Registrant's Post
            and CPA(R):8, as Purchaser and Lenders (Mickleton           Effective Amendment
            Premises).                                                  No. 3 to Form S-11

28.51       Seller's Certificate dated January 29, 1990 from            Filed as Exhibit 28(I)(19)
            Dixon Industries Corporation, as Seller, to                 to Registrant's Post
            Registrant and CPA(R):8, as Purchaser and Lenders           Effective Amendment
            (Bristol Premises).                                         No. 3 to Form S-11

28.52       General Warranty Deed from DDC to Registrant                Filed as Exhibit 28.1
            and CPA(R):8.                                               to Registrant's Form 8-K
                                                                        dated July 16, 1990

28.53       Bill of Sale from DDC to Registrant and                     Filed as Exhibit 28.2
            CPA(R):8.                                                   to Registrant's Form 8-K
                                                                        dated July 16, 1990

28.54       Assignment of Leases and Agreements                         Filed as Exhibit 28.3
            from DDC to Registrant and CPA(R):8.                        to Registrant's Form 8-K
                                                                        dated July 16, 1990

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
28.55       Co-Tenancy Agreement between Registrant                     Filed as Exhibit 28.4
            and CPA(R):8.                                               to Registrant's Form 8-K
                                                                        dated July 16, 1990

28.56       Guaranty and Suretyship Agreement dated July 20, 1990       Filed as Exhibit 28.1
            from Morley P. Thompson ("Thompson"), as Guarantor,         to Registrant's Form 8-K
            to Registrant, as Landlord.                                 dated August 10, 1990

28.57       Sublease dated July 20, 1990 by and between Red             Filed as Exhibit 28.2
            Bank, as Landlord, and Stearns Technical Textiles           to Registrant's Form 8-K
            ("Stearns"), as Tenant.                                     dated August 10, 1990

28.58       Equipment Lease dated July 20, 1990 by                      Filed as Exhibit 28.3
            and between Red Bank, as Lessor , and                       to Registrant's Form 8-K
            Stearns, as Lessee.                                         dated August 10, 1990

28.59       Assignment of Equipment Lease and Security                  Filed as Exhibit 28.4
            Agreement dated July 20, 1990 from Red                      to Registrant's Form 8-K
            Bank, as Tenant, to Registrant, as Landlord.                dated August 10, 1990

28.60       Sublease Agreement dated July 20, 1990 by and               Filed as Exhibit 28.5
            between Red Bank, as Landlord, and M-West                   to Registrant's Form 8-K
            Mortgage Corporation ("M-West"), as Tenant.                 dated August 10, 1990

28.61       Assignment of Subleases, Rents and Guaranties               Filed as Exhibit 28.6
            dated July 20, 1990 from Red Bank, as                       to Registrant's Form 8-K
            Tenant, to Registrant, as Landlord.                         dated August 10, 1990

28.62       Guaranty and Suretyship Agreement dated July 20, 1990       Filed as Exhibit 28.7
            from The Thompson Trust (the "Trust"), Patricia S.          to Registrant's Form 8-K
            Thompson, beneficiary of Trust, and                         dated August 10, 1990
            Thompson, beneficiary of Trust,  (collectively
            "Grantor") to Red Bank, as Sublandlord.

28.63       Guaranty and Suretyship Agreement dated                     Filed as Exhibit 28.8
            July 20, 1990 from M-West, as Guarantor,                    to Registrant's Form 8-K
            to Red Bank, as Sublandlord.                                dated August 10, 1990

28.64       Stock Pledge Agreement dated July 20, 1990                  Filed as Exhibit 28.9
            by and between Thompson, as Pledgor, and                    to Registrant's Form 8-K
            the Registrant, as Pledgee.                                 dated August 10, 1990

28.65       Agreement of Limited Partnership dated September 21,        Filed as Exhibit 28.1
            1990 between 564 Randolph Co. #2 ("564 Randolph")           to Registrant's Form 8-K
            and North Clinton Corporation ("NCC").                      dated October 30, 1990

28.66       Assignment of Partnership Interests dated September 27,     Filed as Exhibit 28.2
            1990 from 564 Randolph and NCC, as Assignors, to            to Registrant's Form 8-K
            Registrant and QRS 10-1 (ILL), Inc. ("QRS 10-1"), as        dated October 30, 1990
            Assignees.

28.67       Amended and Restated Agreement of Limited Partnership       Filed as Exhibit 28.3
            dated September 27, 1990 between Registrant and             to Registrant's Form 8-K
            QRS 10-1, joined by 564 Randolph and NCC.                   dated October 30, 1990

Exhibit                                                                         Method of
  No.          Description                                                       Filing
-------        -----------                                                      ---------
28.68       Warranty Deed dated September 27, 1990 from 564 Randolph    Filed as Exhibit 28.4
            to Randolph/Clinton; Trustee's Deed dated September 20,     to Registrant's Form 8-K
            1990 from American National Bank and Trust Company of       dated October 30, 1990
            Chicago, to Randolph/Clinton, Trustee's Deed dated September
            20, 1990 from LaSalle National Trust, N.A., as Successor
            Trustee to LaSalle National Bank, Trustee, to 564 Randolph.

28.69       Bill of Sale dated September 25, 1990 from 564 Randolph to  Filed as Exhibit 28.5
            Randolph/Clinton; Bill of Sale dated September 25, 1990     to Registrant's Form 8-K
            from NCC to Randolph/Clinton; Bill of Sale                  dated October 30, 1990
            dated September 25, 1990 from IRI to 564
            Randolph.

28.70       General Warranty Deed dated July 9, 1991 from               Filed as Exhibit 28.1
            Titan Linkabit Corporation to Torrey Pines.                 to Registrant's Form 8-K
                                                                        dated September 12, 1991

28.71       Bill of Sale dated July 9, 1991 from Titan                  Filed as Exhibit 28.2
            Linkabit Corporation to Torrey Pines.                       to Registrant's Form 8-K
                                                                        dated September 12, 1991

28.72       Prospectus of Registrant                                    Filed as Exhibit 28.72
            dated March 21, 1989.                                       to Registrant's Form 10-K/A
                                                                        dated September 27, 1993

28.73       Supplement dated June 27, 1989                              Filed as Exhibit 28.73
            to Prospectus dated March 21, 1989.                         to Registrant's Form 10-K/A
                                                                        dated September 27, 1993

28.74       Supplement dated October 23, 1989                           Filed as Exhibit 28.74
            to Prospectus dated March 21, 1989.                         to Registrant's Form 10-K/A
                                                                        dated September 27, 1993

28.75       Supplement dated January 22, 1990                           Filed as Exhibit 28.75
            to Prospectus dated March 21, 1989.                         to Registrant's Form 10-K/A
                                                                        dated September 27, 1993

28.76       Supplement dated March 9, 1990                              Filed as Exhibit 28.76
            to Prospectus dated March 21, 1989.                         to Registrant's Form 10-K/A
                                                                        dated September 27, 1993

   (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                  SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                             a Delaware limited partnership

                             BY:    NINTH CAREY CORPORATE PROPERTY, INC.

    4/3/97                   BY:     /s/ Claude Fernandez
-----------                         ----------------------------------
     Date                           Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             BY:    NINTH CAREY CORPORATE PROPERTY, INC.

                                    William P. Carey
                                    Chairman of the Board
                                    and Director
                                    (Principal Executive Officer)

                                    Francis J. Carey
                                    President and Director

                                    George E. Stoddard                  BY:   /s/ George E. Stoddard
                                    Chairman of the Investment               George E. Stoddard
                                    Committee and Director                   Attorney in fact
                                                                             April 3, 1997

                                    Dr. Lawrence R. Klein
                                    Chairman of the Economic Policy
                                    Committee and Director

                                    Madelon DeVoe Talley
                                    Vice Chairman of the Board of
                                    Directors and Director

   4/3/97                    BY:     /s/ Claude Fernandez
-----------                         ----------------------------------
     Date                           Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)

   4/3/97                    BY:     /s/ Michael D. Roberts
-----------                         ----------------------------------
     Date                           Michael D. Roberts
                                    First Vice President and Controller
                                    (Principal Accounting Officer)

                                                   APPENDIX A TO FORM 10-K

                         CORPORATE PROPERTY ASSOCIATES 9, L.P.
                           - A DELAWARE LIMITED PARTNERSHIP

                                                   1996 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In thousands except per unit amounts)

                              1992          1993            1994            1995             1996
                              ----          ----            ----            ----             ----
OPERATING DATA:

   Revenues                $ 11,920      $ 12,217        $ 11,612        $ 11,947         $ 12,075

   Income before
     extraordinary item       2,849         3,866           3,908           3,189            5,175

   Income before
     extraordinary item
     allocated:
      To General Partners       285           387             391             319              517
      To Limited Partners     2,564         3,479           3,517           2,870            4,658
      Per unit                42.79         58.07           58.69           47.91           77.73

   Distributions attributable (1):

     To General Partners        554           557             560             562              566
     To Limited Partners      4,984         5,013           5,037           5,060            5,084
     Per unit                 83.19         83.66           84.06           84.46           84.85

   Payment of mortgage
     principal (2)              299           465             530             766            1,465

BALANCE SHEET DATA:

   Total assets             108,418       105,608         104,024         101,072           98,518

   Long-term obligations (3)  53,501       56,626          56,799          55,503           45,134


(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
(2)   Represents scheduled mortgage principal amortization paid.
(3)   Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Results of Operations
---------------------

               Net income for the year ended December 31, 1996 increased by $1,986,000 as compared with net income for 1995. Excluding the effects of the nonrecurring charge of $1,173,000 in 1995 for the writedown of a real estate investment and the $45,000 gain on sale of real estate in 1996, income would have reflected an increase of $768,000. The increase in income, as adjusted, was primarily due to a decrease in property expenses and, to a lesser extent, a decrease in interest expense and an increase in lease revenues.

               The decrease in property expenses was due to the successful resolution of the Partnership's dispute with Amerisig, Inc. ("Amerisig") and, to a lesser extent, the end of the five-year period for charging property leasing fees. In 1992, the assets of the predecessor company of Amerisig were transferred to a creditor. In connection with the transfer, a newly-formed subsidiary of the creditor entered into a short-term sublease for the property. The Partnership opposed such action, asserting that it was contrary to the lease, and, therefore not permissible. In May 1996, the Partnership reached a settlement with the creditor and Amerisig in which all litigation was withdrawn, the sublease was terminated and a new lease, with rental terms equivalent to the prior lease with the predecessor company, was executed. The Amended Agreement of Limited Partnership provides that the Partnership incur a leasing fee payable to the Corporate General Partner of 3% of all pro rata cash basis rents attributable to the first five years of each lease. Such five-year period expired on all of the Partnership's leases between 1994 and 1996. As discussed below, the full amount of the leasing fees has not yet been paid. The decrease in interest expense was due to the commencement of principal payments in December 1995 on the $20,000,000 mortgage loan on the Detroit Diesel Corporation ("Detroit Diesel") properties. The loan, which represents approximately 30% of the Partnership's mortgage indebtedness at December 31, 1996, will fully amortize over 14 1/2 years. As the principal balance on this loan decreased by $810,000 in 1996, the interest incurred decreased accordingly. Interest expense also decreased due to the continuing amortization of principal on certain other of the Partnership's mortgage loans. Lease revenues increased as a result of rent increases in the third quarter of 1995 on the Partnership's leases with Detroit Diesel and Red Bank Distribution, Inc. ("Red Bank"), and, in the first quarter of 1996, on the Partnership's lease with Furon Company ("Furon").

               Net income for the year ended December 31, 1995 decreased by $238,000 as compared with net income for the year ended December 31, 1994 due to a nonrecurring charge of $1,173,000 in 1995 for the writedown of a real estate investment. The Partnership wrote off its investment in a limited partnership ("Hope St.") which owns property in Stamford, Connecticut formerly leased to Xerox Corporation ("Xerox"). Net income for the year ended December 31, 1994 also included a extraordinary charge of $480,000 on the extinguishment of debt. Excluding the effects of these nonrecurring items, income would have reflected an increase of $455,000 in 1995. This increase, as adjusted, was due to an increase in lease revenues, a decrease in interest expense and was partially offset by an increase in general and administrative expenses and a decrease in equity income. Lease revenues were higher due to rent increases on the Partnership's leases with Amerisig in January 1995 and the aforementioned rent increases with Red Bank and Detroit Diesel. The decrease in interest expense reflects the refinancing at a lower rate of interest of the mortgage loan collateralized by the Detroit Diesel property in May 1994, and to a lesser extent, the continuing amortization of the Partnership's other mortgage loans. General and administrative expenses increased due to higher partnership level franchise taxes incurred by the Partnership and an increase in office occupancy costs. Based on the taxes paid in 1995, the Partnership substantially increased its accrual for such taxes at December 31, 1995. The increase in office costs was due, in part, to certain nonrecurring costs related to the relocation of the Partnership's offices during the year. The decrease in equity income was due to the termination of the Xerox lease.

               Cash flow from the NVRyan L.P. ("NVRyan") property will remain stable as a scheduled interest rate reset on the mortgage loan collateralized by the NVRyan property which will increase annual debt service by $67,000 has been offset by a scheduled rent increase of $73,000 which became effective in the fourth quarter of 1996. Cash flow from Childtime Childcare, Inc. ("Childtime") properties will increase as the result of the December 1996 refinancing of the mortgage loan on the Childtime properties which will reduce annual debt service by $18,000 and a rent increase, effective February 1, 1997, which will increase annual rent by $32,000. Cash flow will also benefit from a rent increase on the Titan Corporation lease in 1997 and another scheduled rent increase on the NVRyan lease in 1998. As a result of the sale of two properties in 1996 which had been leased to Furon, annual rents on that lease were reduced by $116,000. A portion of the sales proceeds were used to partially prepay the mortgage loan and annual debt service decreased by $82,000. The Partnership has a 50% equity interest in a property leased to General Electric Company, ("General Electric"). The initial term of the General Electric lease ends in July 1998 and the Partnership has not received any indication as to whether General Electric will renew the lease. The Partnership's share of net cash flow from the General Electric property is $252,000.

               Because of the long-term nature of the Partnership's net leases, inflation and changes in prices have not unfavorably affected the Partnership's net income or had an impact on the continuing operations of the Partnership's properties. All of the Partnership's net leases have either periodic mandated rent increases, sales overrides or periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI"), and may have caps on such CPI increases. Although increases in the CPI have been relatively moderate over the past several years, the Partnership should not be significantly impacted as several of its leases provide for stated rent increases rather than increases based on CPI formulas. Although there are indicatons that there may be legislation which considers changes to the CPI methodology, the Partnership cannot predict the outcome of any proposal relating to the CPI formula.

Financial Condition:
-------------------

               Except for a property in Stamford, Connecticut, all of the Partnership's properties are leased to corporate tenants under net leases which generally require the tenants to pay all operating expenses relating to the leased properties. The Partnership depends on relatively stable cash flow from its net leases to meet operating expenses, service its debt and fund quarterly distributions to partners. The Partnership's cash balance decreased by $221,000 in 1996 to $1,437,000.

               Cash provided from operating activities combined with distributions received from equity investments aggregated $6,551,000 and was used to pay quarterly distributions to partners of $5,644,000 and mortgage principal payment installments. A portion of the $1,465,000 of scheduled mortgage principal installments were paid from cash reserves. The Partnership's cash position benefited from the Corporate General Partner's continuing its voluntary deferral of the collection of approximately $1,510,000 of leasing fees. Although the Corporate General Partner has continued to defer such collection, it has no obligation to do so. The Partnership's ability to sustain the current rate of distributions is contingent upon this continued deferral and timely collection of all annual rental amounts. Future cash flow will be negatively affected if the General Electric lease is not extended.

               The Partnership's investing activities during 1996 consisted primarily of selling two properties for $928,000 in connection with the exercise of a purchase option. In accordance with generally accepted accounting principles, ("GAAP"), cash flow from equity investments in excess of equity income is classified as an investing cash flow. The ability of the investee to distribute cash in excess of earnings is due to noncash charges such as depreciation and amortization. Management considers the cash flow from its equity investments as a source for paying distributions and meeting other cash requirements regardless of GAAP classification.

               The Partnership's financing activities in 1996 included paying quarterly distributions to partners of $5,644,000 and scheduled mortgage principal installments of $1,465,000. In addition, the Partnership obtained $1,289,000 in connection with refinancing the mortgage loan on the Childtime properties at which time it paid off an existing loan on the properties of $1,276,000 and used $604,000 from the sale of two Furon properties to pay a mandatory prepayment on that mortgage loan. The Partnership currently does not have sufficient cash to pay approximately $11,253,000 of mortgage debt on two loans which have currently matured or will mature in 1997. The limited recourse mortgage loan of $8,493,000 on the Furon properties which was originally scheduled to mature on January 1, 1997 has been extended until April 1, 1997. The Partnership is currently negotiating a refinancing of the Furon property. It is anticipated that the potential lender's due diligence will not be completed by April 1, 1997, so that a further extension will be requested. Although there is no assurance that the refinancing will occur, Furon has more than 10 years remaining on its initial lease term so that the prospects for completing a refinancing of the loan are favorable. A limited recourse loan on the Red Bank property of $2,760,000 has been extended on a short-term basis a number of times over the last several years. There is no assurance that extensions of the Red Bank loan will continue; however, there has been no significant change in the status of the loan. In the case of mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment required only to the extent of its interest in the encumbered property because the holder of each such obligation has recourse only to the property collateralizing such debt. The Partnership has various alternatives including but not limited to, seeking to restructure the debt with existing lender, refinancing the loan, selling the properties and using sales proceeds to satisfy the mortgage debt or structuring recourse financing at the Partnership level.

               The Partnership is not currently paying any debt service on the $6,300,000 limited recourse loan on the Stamford property. As more fully described in Note 12 to the Financial Statements, the Partnership wrote off its equity interest in the limited partnership which owns the property in 1995. In December 1996, the Boards of Directors of the Corporate General Partner and Corporate Property Associates 10 Incorporated ("CPA(R):10"), an affiliate, approved the transfer of CPA(R):10's interest in the Stamford property limited partnership to the Partnership. The lender has advised the Partnership of its intent to foreclose on the Stamford property. The Partnership has not been able to restructure the loan on the property and has agreed with the lender to cooperate in the foreclosure of the property, in return for a $10,000 payment by the lender. The transfer of the property to the lender would not have any impact on the Partnerships' cash flow as no income has been received from the Stamford property nor debt service paid on the limited recourse loan since September 1995,

               In connection with the purchase of its properties, the Partnership required sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that the Partnership's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, the Partnership's leases generally require tenants to indemnify the Partnership from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

               The General Partners are continuing to investigate ways to provide liquidity for limited partners on a tax-effective basis.

                       REPORT of INDEPENDENT ACCOUNTANTS

To the Partners of
  Corporate Property Associates 9, L.P.:

               We have audited the accompanying balance sheets of Corporate Property Associates 9, L.P., a Delaware limited partnership, as of December 31, 1995 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 19 to 21 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 9, L.P., a Delaware limited partnership, as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.

                                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
March 21, 1997

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                                BALANCE SHEETS

                          December 31, 1995 and 1996


                                                            1995               1996
                                                            ----               ----
      ASSETS:

Real estate leased to others:
   Accounted for under the operating
     method:
     Land                                               $ 19,676,126         $19,439,437
     Buildings                                            50,927,963          50,114,235
                                                        ------------         -----------
                                                          70,604,089          69,553,672
     Accumulated depreciation                              9,659,357          11,169,434
                                                        ------------         -----------
                                                          60,944,732          58,384,238
   Net investment in direct financing leases              31,538,834          31,682,628
                                                        ------------         -----------
     Real estate leased to others                         92,483,566          90,066,866
Equity investments                                         5,849,154           5,460,825
Cash and cash equivalents                                  1,657,504           1,436,555
Accrued interest and rents receivable                        333,285             556,685
Other assets, net of accumulated
   amortization of $128,393 in 1995 and
   $166,706 in 1996                                          748,056             997,054
                                                        ------------         -----------

           Total assets                                 $101,071,565         $98,517,985
                                                        ============         ===========

      LIABILITIES:

Mortgage notes payable                                  $ 59,726,129         $57,669,975
Accrued interest payable                                     376,498             347,772
Accounts payable and accrued expenses                        117,890              78,500
Accounts payable to affiliates                             1,584,863           1,648,110
Prepaid rental income                                         34,477              10,514
                                                        ------------         -----------

           Total liabilities                              61,839,857          59,754,871
                                                        ------------         -----------
Commitments and contingencies

      PARTNERS' CAPITAL:

General Partners                                          (1,225,950)         (1,273,499)

Limited Partners (59,918
   Limited Partnership Units issued
   and outstanding)                                       40,457,658          40,036,613
                                                        ------------         -----------

           Total partners' capital                        39,231,708          38,763,114
                                                        ------------         -----------

           Total liabilities and
           partners' capital                            $101,071,565         $98,517,985
                                                        ============         ===========

The accompanying notes are an integral part of the financial statements.

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                             STATEMENTS of INCOME

             For the years ended December 31, 1994, 1995 and 1996

                                                   1994             1995              1996
                                                   ----             ----              ----
Revenues:
   Rental income                               $ 8,010,687       $ 8,278,481        $ 8,345,949
   Interest income from direct
     financing leases                            3,555,659         3,604,478          3,665,739
   Other interest income                            46,014            63,651             62,890
                                               -----------       -----------        -----------
                                                11,612,360        11,946,610         12,074,578
                                               -----------       -----------        -----------
Expenses:
   Interest on mortgages                         5,726,296         5,525,604          5,360,760
   Depreciation                                  1,697,599         1,697,599          1,677,253
   General and administrative                      404,911           500,879            457,511
   Property expense                                496,599           459,569             69,081
   Amortization                                     48,415            38,314             38,313
                                               -----------       -----------        -----------
                                                 8,373,820         8,221,965          7,602,918
                                               -----------       -----------        -----------

   Income before income from equity
     investments, gain on sale of real estate
     and extraordinary item                      3,238,540         3,724,645          4,471,660

Income from equity investments                     669,020           637,806            658,416
Write-off of investment in limited partnership                    (1,173,143)
                                               -----------       -----------        -----------

   Income before gain on sale of real estate

         and extraordinary item                  3,907,560         3,189,308          5,130,076

Gain on sale of real estate                                                              45,066
                                               -----------       -----------        -----------

   Income before extraordinary item              3,907,560         3,189,308          5,175,142

Extraordinary charge on extinguishment
   of debt                                         480,000
                                               -----------       -----------        -----------
   Net income                                  $ 3,427,560       $ 3,189,308        $ 5,175,142
                                               ===========       ===========        ===========

Net income allocated to:
   Individual General Partner                  $    34,276       $    31,893        $    51,751
                                               ===========       ===========        ===========

   Corporate General Partner                   $   308,480       $   287,038        $   465,763
                                               ===========       ===========        ===========

   Limited Partners                            $ 3,084,804       $ 2,870,377        $ 4,657,628
                                               ===========       ===========        ===========

Net income per Unit
   (59,918 Limited Partnership
   Units outstanding)

   Income before extraordinary item                $58.69           $47.91               $77.73
   Extraordinary item                               (7.21)
                                                   ------           ------               ------
                                                   $51.48           $47.91               $77.73
                                                   ======           ======               ======

The accompanying notes are an integral part of the financial statements.

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                        STATEMENTS of PARTNERS' CAPITAL

             For the years ended December 31, 1994, 1995 and 1996

                                                      Partners' Capital Accounts
                                           ------------------------------------------------------
                                                                                        Limited
                                                                                        Partners'
                                                           General       Limited        Amount Per
                                              Total       Partners       Partners       Unit (a)
                                              -----       --------       --------       ----------
Balance, December 31, 1993                 $43,820,871  $  (767,050)     $44,587,921      $ 744

Distributions                               (5,589,709)    (558,971)      (5,030,738)       (84)

Net income, 1994                             3,427,560      342,756        3,084,804         52
                                           -----------  -----------      -----------      ------

Balance, December 31, 1994                  41,658,722     (983,265)      42,641,987        712

Distributions                               (5,616,322)    (561,616)      (5,054,706)       (84)

Net income, 1995                             3,189,308      318,931        2,870,377         48
                                           -----------  -----------      -----------      ------

Balance, December 31, 1995                  39,231,708   (1,225,950)      40,457,658        676

Distributions                               (5,643,736)    (565,063)      (5,078,673)       (85)

Net income, 1996                             5,175,142      517,514        4,657,628         78
                                           -----------  -----------      -----------      ------

Balance, December 31, 1996                 $38,763,114  $(1,273,499)     $40,036,613      $ 669
                                           ===========  ============     ===========      ======

(a)   Based on 59,918 Units issued and outstanding.

The accompanying notes are an integral part of the financial statements.

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                           STATEMENTS of CASH FLOWS
             For the years ended December 31, 1994, 1995 and 1996

                                                               1994               1995              1996
                                                               ----               ----              ----
Cash flows from operating activities:
   Net income                                             $  3,427,560       $ 3,189,308       $ 5,175,142
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                           1,746,014         1,735,913         1,715,566
     Cash receipts on operating and direct financing leases
        less than straight-line adjustments and
        amortization of unearned income                       (246,633)         (209,275)         (121,806)
      Extraordinary charge on extinguishment of debt           480,000
      Write-off of investment in limited partnership                           1,173,143
      Gain on sale of real estate                                                                  (45,066)
      Net change in operating assets and liabilities           400,536            32,471          (561,534)
                                                          ------------       -----------       -----------

        Net cash provided by operating activities            5,807,477         5,921,560         6,162,302
                                                         -------------       -----------       -----------

Cash flows from investing activities:
   Cash distributions in excess of income from
     equity investments                                        484,044           463,274           388,329
   Proceeds from sale of real estate                                                               928,310
                                                          ------------       -----------       -----------

        Net cash provided by investing activities              484,044           463,274         1,316,639
                                                          ------------       -----------       -----------

Cash flows from financing activities:
   Distributions to partners                                (5,589,709)       (5,616,322)       (5,643,736)
   Proceeds from mortgages                                  20,000,000                           1,289,340
   Prepayment of mortgage payable                          (19,200,000)                         (1,880,341)
   Deferred financing costs                                   (194,252)
   Payment of mortgage principal                              (530,369)         (766,462)       (1,465,153)
   Payment on extinguishment of debt                          (480,000)
                                                          ------------       -----------       -----------
        Net cash used in financing activities               (5,994,330)       (6,382,784)       (7,699,890)
                                                          ------------       -----------       -----------
        Net increase (decrease) in cash
          and cash equivalents                                 297,191             2,050          (220,949)

Cash and cash equivalents, beginning of year                 1,358,263         1,655,454         1,657,504
                                                          ------------       -----------       -----------

      Cash and cash equivalents, end of year              $  1,655,454       $ 1,657,504       $ 1,436,555
                                                          ============       ===========       ===========

The accompanying notes are an integral part of the financial statements.

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                         NOTES to FINANCIAL STATEMENTS

 1.   Summary of Significant Accounting Policies:
      ------------------------------------------

        Use of Estimates:
        ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Real Estate Leased to Others:
        ----------------------------

          Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

          Corporate Property Associates 9, L.P. (the "Partnership") diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

          The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for under the
                  -----------------------
                  direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

                  Operating method - Real estate is recorded at cost, revenue is
                  ----------------
                  recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent.

          The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

          Substantially all of the Partnership's leases provide for either scheduled rent increases, increases based on increases to the Consumer Price Index or Producer Price Index or sales overrides.

        Depreciation:
        ------------

          Depreciation is computed using the straight-line method over the estimated useful lives of the properties - 30 years.

        Cash Equivalents:
        ----------------

          The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued

            funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1995 and 1996 were held in the custody of three financial institutions.

        Equity Investments:
        ------------------

          The Partnership's interests in a joint venture and two limited partnerships are accounted for under the equity method; i.e. at cost, increased or decreased by the Partnership's share of earnings or loss and reduced by distributions.

        Other Assets:
        ------------

          Included in other assets are deferred rental income and deferred charges. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rents recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage note financings and refinancings and are deferred and amortized on a straight-line basis over the terms of the mortgages.

        Income Taxes:
        ------------

          A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Therefore, no provision for income taxes is made in the financial statements of the Partnership.

 2.   Partnership Agreement:
      ---------------------
          The Partnership was organized on October 17, 1988 under the Delaware
             Revised Uniform Limited Partnership Act for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. In connection with the Partnership's public offering, the Corporate General Partner purchased 100 Limited Partnership Units. The Partnership will terminate on December 31, 2050, or sooner, in accordance with the terms of the Amended Agreement of Limited Partnership (the "Agreement").

          The Agreement provides that the General Partners are allocated 10% (1% to the Individual General Partner, William P. Carey, and 9% to the Corporate General Partner, Ninth Carey Corporate Property, Inc. ("Carey Property"), and the Limited Partners are allocated 90% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 8% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $29,773 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made.

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued

3.    Transactions with Related Parties:
      ---------------------------------

          Under the Agreement, Carey Property is entitled to receive a property leasing fee, generally based on rents received during the first five years of each lease, and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed to provide administrative services necessary to the operation of the Partnership. Property leasing fee and general and administrative expense reimbursements incurred are summarized as follows:

                                                           1994          1995           1996
                                                           ----          ----           ----
               Property leasing fee                      $346,802       $131,703      $  7,354
               General and administrative
                  expense reimbursements                   90,304         93,245       109,085
                                                         --------       --------      --------
                                                         $437,106       $224,948      $116,439
                                                         ========       ========      ========

          In 1994, 1995 and 1996 fees aggregating $44,537, $49,645 and $64,543, respectively, were incurred for legal services performed by a firm in which the Secretary of W.P. Carey, the Corporate General Partner and other affiliates, is a partner of such firm.

          The Partnership is a participant in an agreement with W.P. Carey & Co.
             Inc. ("W.P. Carey") and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1994, 1995 and 1996 were $73,126, $119,379 and $95,490, respectively. The increase in 1995 is due, in part, to certain nonrecurring costs incurred in connection with the relocation of the Partnership's offices.

          The Partnership's ownership interests in certain properties are jointly held with affiliated entities. The interests are held as tenants-in-common or joint ventures and limited partner interests with such interests in jointly held properties ranging from 18.54% to 80%. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.

 4.   Real Estate Leased to Others Accounted for Under the Operating Method:
      ---------------------------------------------------------------------

          Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $7,841,000 in both 1997 and 1998; $7,732,000 in 1999; $7,665,000 in both 2000 and 2001; and aggregate approximately $101,986,000 through 2016.

          Contingent rents were approximately $52,000 in 1994, $482,000 in 1995 and $527,000 in 1996.

 5.   Net Investment in Direct Financing Leases:
      -----------------------------------------

          Net investment in direct financing leases is summarized as follows:

                                                                   December 31,
                                                        -----------------------------------
                                                             1995                  1996
                                                             ----                  ----
                  Minimum lease payments
                     receivable                         $ 78,423,503          $ 74,904,918
                  Unguaranteed residual value             22,808,279            22,808,279
                                                        ------------          ------------
                                                         101,231,782            97,713,197
                  Less, Unearned income                   69,692,948            66,030,569
                                                        ------------          ------------
                                                        $ 31,538,834          $ 31,682,628
                                                        ============          ============

                                   Continued

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued

          Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $3,574,000 in 1997; $3,589,000 in 1998; $3,634,000 in both 1999 and
             2000; $3,653,000 in 2001; and aggregate approximately $74,905,000 through 2016.

          Contingent rents were approximately $3,000 in 1996.

 6.   Mortgage Notes Payable:
      ----------------------

          Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying amount of approximately $98,306,000, before accumulated depreciation. As of December 31, 1996, mortgage notes payable bear interest at rates ranging from 7.16% to 11.85% per annum and mature from 1997 to 2020.

          Scheduled principal payments during each of the next five years following December 31, 1996 and thereafter are as follows:

            Year Ending December 31,
            -----------------------
               1997                                        $12,535,478
               1998                                          1,403,181
               1999                                          8,961,499
               2000                                          1,546,376
               2001                                          5,757,007
               Thereafter                                   27,466,434
                                                           -----------
                  Total                                    $57,669,975
                                                           ===========

          Interest paid was $5,744,139, $5,530,133 and $5,389,486 in 1994, 1995 and 1996 , respectively.

          In addition, the Partnership's proportionate share of limited recourse mortgage notes payable at December 31, 1996 on properties leased to General Electric Company, Information Resources, Inc. and Titan Corporation and accounted for under the equity method was approximately $11,191,000 (see Note 10).

 7.   Distributions to Partners:
      -------------------------

          Distributions are declared and paid to partners quarterly and are summarized as follows:

   Year Ending        Distributions Paid to   Distributions Paid to      Limited Partners'
   December 31,         General Partners        Limited Partners         Per Unit Amount
  --------------      ---------------------   ---------------------      -----------------
      1994                   $558,971              $5,030,738                 $83.96
                             ========              ==========                 ======
      1995                   $561,616              $5,054,706                 $84.36
                             ========              ==========                 ======
      1996                   $565,063              $5,078,673                 $84.76
                             ========              ==========                 ======

          Distributions of $141,407 to the General Partners and $1,272,664 to the Limited Partners for the quarter ended December 31, 1996 were declared and paid in January 1997.

                                   Continued

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued

 8.   Income for Federal Tax Purposes:
      -------------------------------

          Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                          1994             1995            1996
                                                          ----             ----            ----
     Net income per Statements of Income               $3,427,560        $3,189,308     $5,175,142
     Excess tax depreciation                             (695,277)         (695,277)      (702,705)
     Other                                                297,914           138,040         65,021
     Write-off of investment in limited partnership                       1,173,143
                                                       ----------        ----------     -----------
     Income reported for Federal income
        tax purposes                                   $3,030,197        $3,805,214     $4,537,458
                                                       ==========        ==========     ==========

 9.   Industry Segment Information:
      ----------------------------

          The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues are as follows:

                                                          1994             1995            1996
                                                          ----             ----            ----
   Per Statements of Income:
        Rental income from operating leases           $ 8,010,687       $ 8,278,481    $ 8,345,949
        Interest income from direct financing leases    3,555,659         3,604,478      3,665,739

     Adjustments:
        Share of rental income from equity
        investees' operating leases                     2,596,420         2,494,339      2,282,594
                                                      -----------       -----------    -----------
                                                      $14,162,766       $14,377,298    $14,294,282
                                                      ===========       ===========    ===========

                                   Continued

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued

          In 1994, 1995 and 1996, the Partnership earned its share of net leasing revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                                  1994       %          1995      %          1996       %
                                                  ----      ----        ----     ----        ----      --
         Detroit Diesel Corporation           $ 2,802,733   20%    $ 2,796,455   19%     $ 2,916,308   20%
           Dr Pepper Bottling
               Company of Texas                 1,999,000    14       1,999,000   14        1,999,000   14
           Furon Company                        1,719,105    12       1,719,105   12        1,712,336   12
           Information Resources, Inc. (a)      1,371,320    10       1,392,937   10        1,457,788   10
           Red Bank Distribution, Inc.          1,313,475     9       1,349,761    9        1,400,567   10
           Orbital Sciences
               Corporation                      1,091,442     8       1,176,361    8        1,176,361    8
           Amerisig, Inc.                         979,855     7       1,169,008    8        1,123,392    8
           NVRyan L.P.                          1,006,341     7       1,016,279    7        1,026,734    7
           The Titan Corporation (a)              444,926     3         459,525    3          459,525    3
           Childtime Childcare, Inc.              378,692     3         381,287    3          381,287    3
           General Electric Company (a)           365,279     2         365,281    3          365,281    3
           Federal Express Corporation            177,491     1         177,491    1          177,491    1
           PepsiCo, Inc.                           98,212     1          98,212    1           98,212    1
           Xerox Corporation (a)                  414,895     3         276,596    2
                                              -----------   ---     -----------  ---      -----------  ----
                                              $14,162,766   100%    $14,377,298  100%     $14,294,282  100%
                                              ===========   ====    ===========  ====     ===========  ====

(a) Represents the Partnership's proportionate share of rental revenue from an equity investment in which the above named company is the lease obligor (see Note 10).

10.   Equity Investments:
      ------------------

          The Partnership owns equity interests in a joint venture and two limited partnerships as limited partner with affiliates which own the remaining interests. An investment in a third limited partnership was written off in September 1995 (see Note 12). The joint venture and limited partnerships own land and buildings which are net leased to corporate tenants.

          Summarized financial information for the joint venture and the limited partnerships is as follows:

(In thousands)

                         General Electric       Titan        Information
Lease Obligor:               Company        Corporation     Resources, Inc.       Total
-------------            ----------------   -----------     ---------------       -----
Ownership interest:              50%             18.54%          33.33%

December 31, 1996:
   Assets (a)                  $6,354           $17,639         $31,080         $55,073
   Liabilities                  3,417            10,745          22,770          36,932
   Capital                      2,937             6,894           8,310          18,141

December 31, 1995:
   Assets (a)                   6,777            18,036          31,846          56,659
   Liabilities                  3,487            11,022          22,967          37,476
   Capital                      3,290             7,014           8,879          19,183

                                   Continued

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued

                                                         Year Ended December 31,
                                                         ----------------------
                                            1994             1995(b)          1996
                                           ------          ----------        ------
        Revenue                            $8,545          $  8,255           7,583
        Expenses                            6,190            13,487           5,228
                                           ------           -------         -------
        Net income (loss)                  $2,355          $ (5,232)        $ 2,355
                                           ======          ========         =======


(a)   Net of accumulated depreciation and amortization.
(b) Included in the operating results is a writedown of a property to net realizable value. At that time the Partnership wrote off its investment in the limited partnership owning the property (see Note 12).

          The Partnership's share of the scheduled future minimum rents of the limited partnerships and joint venture, exclusive of renewals under its noncancellable operating leases, amount to approximately $2,273,000 in 1997; $2,078,000 in 1998; $1,806,000 each of the years 1999 through 2001 and aggregate approximately $17,338,000 through 2007.

          The Partnership's share of scheduled principal payments on the mortgage notes payable of the limited partnerships and joint venture for the five years following December 31, 1996 and thereafter amount to approximately $169,000 in 1997; $1,797,000 in 1998; $159,000 in 1999; $7,355,000 in 2000; $84,000 in 2001 and
             $1,627,000 thereafter. The mortgage notes have interest rates ranging from 9.75% to 10.70% per annum.

11.   Extraordinary Charge on Extinguishment of Debt:
      ----------------------------------------------

          In June 1990, the Partnership and Corporate Property Associates 8,
             L.P. ("CPA(R):8"), an affiliate, purchased, as tenants-in-common with 80% and 20% interests, respectively, 129 acres of land and six industrial buildings in Detroit and Redford, Michigan and entered into a net lease with Detroit Diesel Corporation ("Detroit Diesel"). The mortgage loan provided for quarterly interest only payments at an annual rate of 11.28% with principal payments which commenced on December 15, 1995.

          In May 1994, the Partnership and CPA(R):8 prepaid the existing
             $24,000,000 mortgage loan and obtained $25,000,000 of new limited recourse mortgage financing. The new mortgage loan bears interest at the rate of 7.16% per annum and provided for quarterly interest only payments of $447,500 (of which the Partnership's share is $358,000) through December 15, 1995 at which time quarterly interest and principal payments of $689,601 (of which the Partnership's share is $551,681) commenced and which are payable through June 15, 2010 at which time the loan will be fully amortized. In connection with paying off the original mortgage loan, the Partnership incurred an extraordinary charge on the extinguishment of debt as a result of paying a prepayment charge of $480,000 on its $19,200,000 share of such debt.

                                   Continued

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued

12.  Property in Stamford, Connecticut:
     ---------------------------------
          In January 1991, the Partnership and Corporate Property Associates 10
             Incorporated ("CPA(R):10"), an affiliate, formed a limited partnership, Hope Street Connecticut Limited Partnership ("Hope Street"), for the purpose of purchasing land and an office building in Stamford, Connecticut for $11,000,000. The Partnership contributed $1,500,000 to Hope Street for a 31.915% limited partnership interest and CPA(R):10 contributed $3,200,000 for a 68.085% general partnership interest. Hope Street used this equity and assumed an existing limited recourse mortgage loan of $6,300,000 collateralized by the property and also assumed an existing net lease, as lessor, with Xerox Corporation ("Xerox"), as lessee. The Xerox lease provided for annual rent of $1,300,000 with an initial term through August 31, 1995 and two five-year renewal terms at Xerox's option. The mortgage loan was an interest only obligation with annual debt service of $639,450 and was scheduled to mature on September 1, 1995 with a balloon payment of $6,300,000 due at that time. Based on its 31.915% interest, the Partnership accounted for its investment in the limited partnership under the equity method.

          In August 1995, Xerox vacated the property at the end of the initial term. Hope Street was unsuccessful in its efforts to remarket the property and find a new lessee even at a substantially lower annual rental. Given the conditions of the Stamford market in 1995, the general partner concluded that the net realizable value of the property was less than the outstanding balance of the mortgage loan. Under these circumstances, the general partner considered various alternatives, including negotiating with the lender to extend the maturity, restructure the loan or satisfy the balloon payment obligation at a substantial discount or selling the property back to the lender for $10,000 in excess of the mortgage balance; however, the lender did not agree to any of these proposals. Since the Partnership did not anticipate receiving any further cash distributions from Hope Street and the Partnership did not have any obligation to Hope Street, the Partnership wrote off its remaining equity investment in Hope Street and recognized a charge of $1,173,143 in 1995 even though the limited partnership had not been dissolved.

          In December 1996, the Boards of Directors of the Corporate General
             Partner of the Partnership and CPA(R):10 approved a transaction which resulted in CPA(R):10 transferring its interests in Hope Street to the Partnership (with Hope St., Inc., a wholly-owned subsidiary formed for the purpose of owning a 1% general partner interest in Hope Street). The lender has advised the Partnership of its intention to foreclose on the property. The Partnership has not been able to restructure the loan on the property and has agreed with the lender to cooperate in the foreclosure of the property, in return for a $10,000 payment by the lender. As the Partnership's control over the property is temporary, Hope Street continues to be reflected on the equity method and no adjustment has been made to the Partnership's carrying value of its investment in Hope Street.

13.   Gain on Sale of Real Estate:
      ---------------------------

          In January 1990, the Partnership and CPA(R):8 purchased nine properties as tenants-in-common with 67.72% and 32.28% ownership interests, respectively, and entered into a master lease with Furon Company ("Furon"). In August 1993, the Partnership and CPA(R):8 consented to Furon's sublease of properties in Liverpool, Pennsylvania and Twinsburg, Ohio to IER Industries, Inc. ("IER") through July 2007, the end of Furon's initial lease term. On February 15, 1996, IER notified the Partnership and CPA(R):8 that it was exercising a purchase option which had been granted at the time the sublease was agreed to.

                                   Continued

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,

                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued

          On September 9, 1996, the Partnership and CPA(R):8 sold the two properties to IER for $1,465,495, a purchase price determined pursuant to an appraisal process provided for in the lease. Net of its share of $50,790 of consideration received in 1993 in granting the purchase option and other costs of the transaction, the Partnership's share of net proceeds from the sale was $928,310 of which $604,184 was used to pay a mandatory prepayment on the mortgage loan. In connection with the sale, the Partnership recognized a gain of $45,066. As a result of the sale and a reamortization of the mortgage loan, annual rent from Furon and debt service on the Furon mortgage loan has decreased by approximately $116,000 and $81,600, respectively.

14.   Debt Refinancing:
      ----------------

          The Partnership and CPA(R):10 own 12 properties as tenants-in-common, with 33.93% and 66.07% ownership interests, respectively, leased, pursuant to a master lease, to Childtime Childcare, Inc. ("Childtime"). On December 13, 1996, the Partnership and CPA(R):10 refinanced, at a lower rate of interest, an existing mortgage loan. The new limited recourse mortgage loan of $3,800,000 (of which the Partnership's share is $1,289,000) provides for monthly installments of principal and interest of $35,546 (of which the Partnership's share is $12,061) at an annual interest rate of 9.55% based on a 20-year amortization schedule. The loan may be prepaid at any time subject to a prepayment charge and matures in December 2006 at which time a balloon payment for the entire outstanding principal balance of approximately $2,768,000 (of which the Partnership's share is $939,000) is scheduled.

          The retired loan provided for monthly payments of principal and interest, of which the Partnership's share was $13,548, at an annual interest rate of 11.25% based on a 25-year amortization schedule. The loan had been scheduled to mature in February 1998 at which time a balloon payment was scheduled. Solely as a result of the refinancing, the Partnership's annual debt service will decrease by $17,844.

15.   Disclosures About Fair Value of Financial Instruments:
      -----------------------------------------------------

          The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

          The Partnership estimates that the fair value of mortgage notes payable was $56,505,000 at December 31, 1996. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

          The Partnership holds warrants to purchase 18,540 common shares of The
             Titan Corporation ("Titan") at an exercise price of $5.30 per common share with such exercise period ending July 11, 1998. The quoted price of Titan's common stock, as of December 31, 1996, was $3.25. The warrants are carried on the books at a nominal cost.

                                   Continued

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

             SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION
                            as of December 31, 1996

                                                                        Cost
                                                                    Capitalized
                                               Initial Cost to      Subsequent   Decrease In     Gross Amount at which Carried
                                                 Partnership           to             Net       Carried at Close of Period  (d)(e)
                                           ----------------------   Acquisition   Investment   ------------------------------------
Description                  Encumbrances     Land      Buildings       (a)           (b)         Land       Buildings      Total
---------------------------  ------------  ----------  -----------  -----------  ------------  -----------  -----------  ----------
Operating Method:
 Land leased to
  NVRyan L.P.                $ 2,377,669   $ 3,342,854               $   23,850                $ 3,366,704               $ 3,366,704


Land leased to
  Dr Pepper Bottling
  Company of Texas             2,547,763     3,675,870                   16,937                  3,692,807                 3,692,807


Land and engineering
  fabrication facility
  leased to Orbital
  Sciences Corporation         4,293,713     1,837,983  $ 3,878,540   3,650,853                  1,838,246  $ 7,529,130    9,367,376


 Land and distribution
  facility leased to
  PepsiCo, Inc.                                156,327      829,488      15,075                    158,717      842,173    1,000,890


 Land and manufacturing
  facility leased to
  Amerisig, Inc.               4,635,213     2,250,000    6,750,000       9,674                  2,252,419    6,757,255    9,009,674


 Distribution facility
  leased to Federal
  Express Corporation                          347,544    1,551,456      29,939                    353,022    1,575,917    1,928,939


 Land and industrial/
  warehouse/office
  facilities leased to
  Furon Company                8,493,472     2,835,955    12,937,761     86,955   $(1,050,583)   2,616,846   12,193,242   14,810,088


 Land and manufacturing
  facility leased to
  Detroit Diesel
  Corporation                 18,996,302     3,989,160    21,210,840      6,746                  3,990,228   21,216,518   25,206,746


 Land leased to Childtime
  Childcare, Inc.                528,164     1,170,448                                           1,170,448                 1,170,448
                             -----------   -----------   ----------- ----------   -----------  -----------  -----------  -----------
                             $41,872,296   $19,606,141   $47,158,085 $3,840,029   $(1,050,583) $19,439,437  $50,114,235  $69,553,672
                             ===========   ===========   =========== ==========   ===========  ===========  ===========  ===========

                                                                      Life On which
                                                                      Depreciation
                                                                        in Latest
                                                                       Statement of
                                Accumulated                               Income
Description                  Depreciation (e)   Date Acquired          is computed
---------------------------  ----------------   -------------         -------------
Operating Method:
 Land leased to
  NVRyan L.P.                                   May 16, 1989          N/A

 Land leased to
  Dr Pepper Bottling
  Company of Texas                              June 30,1989          N/A

 Land and engineering
  fabrication facility
  leased to Orbital
  Sciences Corporation         $ 1,557,527      September 29, 1989    30 yrs.

 Land and distribution
  facility leased to
  PepsiCo, Inc.                    200,045      November 16, 1989     30 yrs.

 Land and manufacturing
  facility leased to
  Amerisig, Inc.                 1,577,805      December 29, 1989     30 yrs.

 Distribution facility
  leased to Federal
  Express Corporation              394,077      June 30, 1989         30 yrs.

 Land and industrial/
  warehouse/office
  facilities leased to
  Furon Company                  2,813,685      January 29, 1990      30 yrs.

 Land and manufacturing
  facility leased to
  Detroit Diesel
  Corporation                    4,626,295      June 15, 1990         30 yrs.

 Land leased to Childtime
  Childcare, Inc.                               January 4, 1991       N/A
                               -----------
                               $11,169,434
                               ===========

See accompanying notes to Schedule.

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

             SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1996

                                                                         Cost
                                                 Initial Cost to       Capitalized                    Gross Amount at which Carried
                                                   Partnership        Subsequent to   Increase In          at Close of Period  (c)
                                           -------------------------   Acquisition         Net        -----------------------------
Description                  Encumbrances     Land        Buildings        (a)        Investment (b)             Total
--------------------------   ------------  ----------  -------------  -------------  ---------------  -----------------------------
Direct Financing method:

 Office facility leased
  to NVRyan L.P.             $ 4,322,331               $ 8,357,146       $ 59,625        $457,579                $ 8,874,350

 Office/bottling/
  distribution facility
  leased to Dr Pepper
  Bottling Company
  of Texas                     5,273,270                10,424,130         48,030                                 10,472,160

 Land and office/ware-
  house facility leased
  to Red Bank
  Distribution, Inc.           5,440,902   $1,572,296    9,065,704         11,302                                 10,649,302

 Day care facilities
  leased to Childtime
  Childcare, Inc.                761,176                 1,686,816                                                 1,686,816
                             -----------   ----------  -----------       --------        --------                -----------
                             $15,797,679   $1,572,296  $29,533,796       $118,957        $457,579                $31,682,628
                             ===========   ==========  ===========       ========        ========                ===========


Description                  Date Acquired
--------------------------   -------------
Direct Financing method:

 Office facility leased
  to NVRyan L.P.             May 16, 1989

 Office/bottling/
  distribution facility
  leased to Dr Pepper
  Bottling Company
  of Texas                   June 30, 1989

 Land and office/ware-
  house facility leased
  to Red Bank
  Distribution, Inc.         July 20, 1989

 Day care facilities
  leased to Childtime
  Childcare, Inc.            January 4, 1991

See accompanying notes to Schedule.

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership

         NOTES to SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

(a) Consists of acquisition costs including legal fees, appraisal fees, title costs and other related professional fees as well as capital expenditures for improvements on the building leased to Orbital Sciences Corporation.

(b) The increase in net investment in direct financing leases is due to the amortization of unearned income producing a periodic rate of return which is more than the lease payments received. The decrease in net investment in operating leases is due to the sale of properties.

(c) At December 31, 1996, the aggregate cost of real estate owned for Federal income tax purposes is $92,826,026.

(d)

                                        Reconciliation of Real Estate Accounted
                                        ---------------------------------------
                                             for Under the Operating Method
                                             ------------------------------
                                                       December 31,
                                                       -----------
                                                1995                 1996
                                                ----                 ----
    Balance at beginning of year            $70,604,089          $70,604,089

    Sale of land and buildings                                    (1,050,417)
                                            -----------          -----------

    Balance at close of year                $70,604,089          $69,553,672
                                            ===========          ===========

                                      Reconciliation of Accumulated Depreciation
                                      ------------------------------------------

                                                       December 31,
                                                       -----------
                                                 1995               1996
                                                 ----               ----
    Balance at beginning
      of year                                 $7,961,758          $9,659,357

    Disposition                                                     (167,176)

    Depreciation expense                       1,697,599           1,677,253
                                              ----------         -----------
    Balance at close of
      year                                    $9,659,357         $11,169,434
                                              ==========         ===========

PROPERTIES
--------------------------------------------------------------------------------

  NAME OF LEASE                                                                  TYPE OF OWNERSHIP
     OBLIGOR                TYPE OF PROPERTY              LOCATION                    INTEREST
---------------             ----------------              --------               -----------------
GENERAL ELECTRIC            Office/Research               King of Prussia,       Ownership of a 50%
COMPANY                     Facility                      Pennsylvania           interest in a joint
                                                                                 venture which owns
                                                                                 land and building (1)

NVRYAN L.P.                 Office                        Pittsburgh,            Ownership of land
                            Buildings                     Pennsylvania           and buildings (1)

FEDERAL EXPRESS             Distribution                  Corpus Christi,        Ownership of land
CORPORATION                 Facility                      Texas                  and buildings

DR PEPPER BOTTLING          Bottling/                     Irving and             Ownership of a 50%
COMPANY OF TEXAS            Distribution/                 Houston,               interest in land
                            Office                        Texas                  and buildings (1)
                            Facilities

ORBITAL SCIENCES            Engineering &                 Chandler,              Ownership of a 58%
CORPORATION                 Fabrication                   Arizona                interest in land
                            Facility                                             and buildings (1)

PEPSICO, INC.               Distribution                  Houston,               Ownership of land
                            Facility                      Texas                  and buildings

AMERISIG, INC.              Office/                       Dekalb County,         Ownership of a 73.57%
                            Manufacturing                 Georgia                interest in land
                            Facility                                             and buildings (1)

  NAME OF LEASE                                                                  TYPE OF OWNERSHIP
     OBLIGOR                TYPE OF PROPERTY              LOCATION                    INTEREST
---------------             ----------------              --------               -----------------
FURON                       Manufacturing,                New Haven,             Ownership of a 67.72%
COMPANY                     Office and                    Connecticut;           interest in land
                            Warehouse                     Mickelton,             and buildings (1)
                            Facilities                    New Jersey;
                                                          Aurora and Mantua,
                                                          Ohio; Bristol, Rhode
                                                          Island; Mt. Pleasant,
                                                          Texas; and Milwaukee,
                                                          Wisconsin

DETROIT DIESEL              Office, Warehouse,            Detroit,               Ownership of a 80%
CORPORATION                 Manufacturing, Truck          Michigan               interest in land
                            Repair and Waste                                     and buildings (1)
                            Treatment Plant

RED BANK                    Warehouse                     Fairfax, Ohio          Ownership of land
DISTRIBUTION, INC.                                                               and buildings (1)

INFORMATION                 Office Buildings              Chicago,               Ownership of a 33.33%
RESOURCES INC.                                            Illinois               interest in a limited
                                                                                 partnership owning land
                                                                                 and buildings (1)

CHILDTIME                   Childcare                     Westland (2) and       Ownership of a 33.93%
CHILDCARE, INC.             Centers                       Sterling Heights,      interest in land and
                             - 12 locations               Michigan; Chandler     buildings (1)
                                                          and Tuscon, Arizona;
                                                          Duncanville, Carrollton
                                                          and Lewisville, Texas;
                                                          Alhambra, Chino,
                                                          Garden Grove and
                                                          Tustin/Santa Ana,
                                                          California


TITAN                       Office Building               San Diego,             Ownership of a 18.54%
CORPORATION                                               California             interest in a limited
                                                                                 partnership owning land
                                                                                 and a building (1)

(1)   These properties are encumbered by mortgage notes payable.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
    UNITHOLDER MATTERS
--------------------------------------------------------------------------------

               Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1996, there were 3,353 holders of record of the Limited Partnership Units of the Partnership.

               In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1993:

                                    Cash Distributions Paid Per Unit
                                    --------------------------------
                                      1994         1995          1996
                                      ----         ----          ----
               First quarter         $20.95       $21.05        $21.15
               Second quarter         20.98        21.08         21.18
               Third quarter          21.00        21.10         21.20
               Fourth quarter         21.03        21.13         21.23
                                     ------       ------        ------
                                     $83.96       $84.36        $84.76
                                     ======       ======        ======


REPORT ON FORM 10-K
--------------------------------------------------------------------------------

               The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.