Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 9 L P
filed 1997-05-09
CIK 845028

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           MARCH 31, 1997
                              ------------------------------------

                                               or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                          to
                              --------------------------  ---------------------

Commission file number                          0-18750
                      ---------------------------------------------------------

     CORPORATE PROPERTY ASSOCIATES 9, L.P., A DELAWARE LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                          13-3489133
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                                                                 [X] Yes  No [ ]



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                 [X] Yes  No [ ]

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership



                                     INDEX



                                                        Page No.
                                                        --------

PART I
------

Item 1. - Financial Information*

            Balance Sheets, December 31, 1996 and

            March 31, 1997                                    2

            Statements of Income for the three
            months ended March 31, 1996 and 1997              3

            Statements of Cash Flows for the three
            months ended March 31, 1996 and 1997              4

            Notes to Financial Statements                   5-7

 Item 2. - Management's Discussion of Operations              8


PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                    9

Signatures                                                   10



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                          December 31,     March 31
                                              1996           1997
                                          -------------  ------------
                                             (Note)      (Unaudited)
     ASSETS:
Land, buildings and personal property,
  net of accumulated depreciation of
  $11,169,434 at December 31, 1996 and
  $11,587,053 at March 31, 1997            $58,384,238   $57,966,619
Net investment in direct
  financing leases                          31,682,628    31,706,097
Equity investments                           5,460,825     5,367,274
Cash and cash equivalents                    1,436,555     1,295,058
Other assets                                 1,553,739     1,702,572
                                           -----------   -----------

      Total assets                         $98,517,985   $98,037,620
                                           ===========   ===========


     LIABILITIES:
Mortgage notes payable                     $57,669,975   $57,286,213
Accrued interest payable                       347,772       355,786
Accounts payable and accrued expenses           78,500       102,744
Accounts payable to affiliates               1,648,110     1,666,518
Prepaid rental income                           10,514        10,514
                                           -----------   -----------

      Total liabilities                     59,754,871    59,421,775
                                           -----------   -----------


     PARTNERS' CAPITAL:
General Partners                            (1,273,499)   (1,288,226)

Limited Partners (59,918 Limited
Partnership Units issued and
outstanding)                                40,036,613    39,904,071
                                           -----------   -----------
      Total partners' capital               38,763,114    38,615,845
                                           -----------   -----------

      Total liabilities and
        partners' capital                  $98,517,985   $98,037,620
                                           ===========   ===========

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                                       Three Months Ended
                                                 March 31, 1996  March 31, 1997
                                                 --------------  --------------
Revenues:
 Rental income from operating leases                 $2,101,037      $2,061,580
 Interest income from direct financing leases           933,832         923,124
 Other interest income                                   15,015          11,258
                                                     ----------      ----------
                                                      3,049,884       2,995,962
                                                     ----------      ----------

Expenses:
 Interest on mortgages                                1,352,429       1,310,629
 Depreciation                                           424,400         417,619
 General and administrative                             101,605         150,832
 Property expense                                        24,116           8,341
 Amortization                                             9,578          10,064
                                                     ----------      ----------
                                                      1,912,128       1,897,485
                                                     ----------      ----------

   Income before income from equity
    investments                                       1,137,756       1,098,477

Income from equity investments                          163,068         168,325
                                                     ----------      ----------

Net income                                           $1,300,824      $1,266,802
                                                     ==========      ==========
Net income allocated to
 General Partners                                    $  130,082      $  126,680
                                                     ==========      ==========
Net income allocated to
 Limited Partners                                    $1,170,742      $1,140,122
                                                     ==========      ==========

Net income per Unit
 (59,918 Limited
 Partnership Units)                                      $19.54          $19.03
                                                         ======          ======



The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership



                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                            ----------------------
                                                            1996              1997
                                                            ----              ----
Cash flows from operating activities:
 Net income........................................          $1,300,824    $1,266,802
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization...................             433,978       427,683
   Other noncash items.............................             (34,063)      (17,972)
   Net change in operating assets and liabilities..              (2,986)     (113,728)
                                                             ----------    ----------

      Net cash provided by operating activities....           1,697,753     1,562,785
                                                             ----------    ----------

Cash flows from investing activities:
 Distributions received from equity investments
    in excess of equity income                                   98,955        93,551
                                                            -----------   -----------

      Net cash provided by investing activities                  98,955        93,551
                                                            -----------   -----------
Cash flows from financing activities:
 Distributions to partners                                   (1,411,549)   (1,414,071)
 Payments on mortgage principal                                (352,770)     (383,762)
                                                            -----------   -----------

      Net cash used in financing activities                  (1,764,319)   (1,797,833)
                                                            -----------   -----------

      Net increase (decrease) in cash and cash equivalents       32,389      (141,497)

   Cash and cash equivalents, beginning of period             1,657,504     1,436,555
                                                            -----------   -----------

      Cash and cash equivalents, end of period              $ 1,689,893   $ 1,295,058
                                                            ===========   ===========

Supplemental disclosure of cash flows information:

      Interest paid                                         $ 1,368,179   $ 1,302,615
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

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.



Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid or payable to partners during the three months ended March 31, 1997 are as follows:

   Quarter Ended   General Partners  Limited Partners  Per Limited Partner Unit
-----------------  ----------------  ----------------  ------------------------

December 31, 1996      $141,407          $1,272,664            $21.24
                       ========          ==========            ======


A distribution of $21.24 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month period ended March 31, 1996, the Partnership incurred leasing fees of $3,574. The Partnership did not incur any leasing fees for the three-month period ended March 31, 1997 as the five-year fee period on all of the Partnership's leases had previously expired. For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred general and administrative expense reimbursements of $22,406 and $50,708, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three-months periods ended March 31, 1996 and 1997 were $25,637 and $28,914, respectively.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three-month periods ended March 31, 1996 and 1997 are as follows:

                                                1996        1997
                                             ----------  ----------
  Per Statements of Income:
    Rental income from operating leases      $2,101,037  $2,061,580
    Interest from direct financing leases       933,832     923,124
  Adjustment:
    Share of rental income from equity
    investments' operating leases               570,648     570,648
                                             ----------  ----------
                                             $3,605,517  $3,555,352
                                             ==========  ==========

For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its proportionate net leasing revenues from its investments from the following lease obligors:


                                          1996       %       1997       %
                                          ----      ----     ----      ----
Lease Obligor:
-------------
Detroit Diesel Corporation              $  729,077   20%   $  729,077   21%
Dr Pepper Bottling Company of Texas        499,750   14       499,750   14
Furon Company                              435,284   12       409,037   12
Information Resources, Inc. (a)            364,447   10       364,447   10
Red Bank Distribution, Inc.                350,141   10       350,141   10
Orbital Sciences Corporation               294,090    8       294,090    8
Amerisig, Inc.                             288,207    8       274,988    8
NVRyan L.P.                                274,072    8       257,981    7
The Titan Corporation (a)                  114,881    3       114,881    3
Child Time Childcare, Inc.                  95,322    3       100,714    3
General Electric Company (a)                91,320    3        91,320    3
Federal Express Corporation                 44,373    1        44,373    1
PepsiCo, Inc.                               24,553             24,553
                                        ----------  ---    ----------  ---
                                        $3,605,517  100%   $3,555,352  100%
                                        ==========  ===    ==========  ===


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

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 5.  Equity Investments :
         -------------------

Summarized financial information of the Partnership's equity investments in two limited partnerships and a joint venture is as follows:


(in thousands)
                                   December 31,    March 31,
                                       1996           1997
                                  ---------------  ----------

 Assets                                  $55,073     $54,675
 Liabilities                              36,932      36,781
 Partners' capital                        18,141      17,894

                                        Three Months Ended
                                   March 31, 1996    March 31, 1997
                                   --------------    --------------
 Revenue                                 $ 1,896     $ 1,896
 Interest and other expenses                (965)       (946)
 Depreciation and amortization              (346)       (346)
                                         -------     -------
 Net income                              $   585     $   604
                                         =======     =======

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations:
---------------------

   Net income for the three-month period ended March 31, 1997 decreased by $34,000 as compared with net income for the three-month period ended March 31, 1996. This decrease was primarily due to an increase in general and administrative expenses. Such increase was due, in part, to a nonrecurring increase in administrative reimbursements. Lease revenues decreased due to the modification of the Furon Company rent subsequent to the sale of two properties in the third quarter of 1996. The decrease in Furon rent was partially offset by a decrease in interest expense as a portion of the proceeds from the sale of two Furon properties was used to partially prepay the mortgage loans collateralized by the Furon properties. Interest expense also decreased as a result of the refinancing of the limited recourse mortgage loan collateralized by the Childtime Childcare, Inc. properties at a lower rate of interest in December 1996.


Financial Condition:
-------------------

   There has been no material change in the Partnership's financial condition since December 31, 1996. Cash provided from operations and equity investments of $1,656,000 was sufficient to pay distributions to partners of $1,414,000 and $242,000 of total scheduled principal payment installments of $384,000 on the Partnership's limited recourse mortgage debt. There was no increase in the distribution rate in April, 1997 as the Partnership is attempting to stabilize its cash balances. Management will continue to monitor cash flow to determine whether current cash flow is sufficient to maintain the current distribution rate. Cash flow for the quarter was impacted by a rent arrearge of $241,000 from Red Bank Distribution, Inc., representing five months of the equity component of Red Bank's rent. The Partnership is currently seeking its remedies against Red Bank in an effort to collect all amounts due including interest and penalties. The Partnership's cash position has benefited from the Corporate General Partner's continuing its voluntary, temporary deferral of the collection of $1,510,000 of accrued leasing fees.

   The maturity of the mortgage loan collateralized by the Furon properties has been extended through June 1, 1997. The General Partners believe that the Partnership will be able to refinance the loan, in part because there are more than ten years remaining on the Furon lease. However, the lender's due diligence process has not been completed. A limited recourse loan on the Red Bank property of $2,175,000 continues to be extended on a short-term basis. There is no assurance that additional extensions will be granted.

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

                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                        a Delaware limited partnership



                                    PART II
                                    -------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)   Exhibits:

           None.


     (b)   Reports on Form 8-K:

               During the quarter ended March 31, 1997, the Partnership was not required to file any reports on Form 8-K.

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

                            CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                            a Delaware limited partnership


                            By: NINTH CAREY CORPORATE PROPERTY, INC.



       5/8/97               By:      /s/ Claude Fernandez
     ----------                     ------------------------------
       Date                         Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)



       5/8/97               By:      /s/ Michael D. Roberts
     ----------                     -------------------------------
       Date                         Michael D. Roberts
                                    First Vice President and Controller
                                    (Principal Accounting Officer)