Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 9 L P
filed 1997-08-11
CIK 845028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number            0-18750

        CORPORATE PROPERTY ASSOCIATES 9, L.P., A DELAWARE LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)

                       DELAWARE                                                             13-3489133
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                                      10020
(Address of principal executive offices)                                                    (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


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

                                     /X/     Yes      / /     No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                     / /   Yes        / /   No

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership






                                      INDEX



                                                                          Page No.
                                                                          --------
 PART I

 Item 1. - Financial Information*

               Balance Sheets, December 31, 1996 and
               June 30, 1997                                                    2

               Statements of Income for the three and six
               months ended June 30, 1996 and 1997                              3

               Statements of Cash Flows for the six
               months ended June 30, 1996 and 1997                              4

               Notes to Financial Statements                                  5-7

 Item 2. - Management's Discussion of Operations                                8



 PART II

 Item 6. - Exhibits and Reports on Form 8-K                                     9

 Signatures                                                                    10





*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS




                                               December 31,           June 30,
                                                   1996                 1997
                                                  ------            -----------
                                                  (Note)            (Unaudited)
         ASSETS:

Land and buildings, net of accumulated
    depreciation of $11,169,434 at
    December 31, 1996 and
    $8,987,764 at June 30, 1997               $ 58,384,238         $ 45,755,820
Net investment in direct
    financing leases                            31,682,628           43,537,935
Equity investments                               5,460,825            5,273,658
Cash and cash equivalents                        1,436,555            1,122,813
Other assets                                     1,553,739            1,879,499
                                              ------------         ------------

           Total assets                       $ 98,517,985         $ 97,569,725
                                              ============         ============


         LIABILITIES:

Mortgage notes payable                        $ 57,669,975         $ 57,058,416
Accrued interest payable                           347,772              301,538
Accounts payable and accrued expenses               78,500               71,212
Accounts payable to affiliates                   1,648,110            1,691,817
Prepaid rental income                               10,514               10,514
                                              ------------         ------------

           Total liabilities                    59,754,871           59,133,497
                                              ------------         ------------


         PARTNERS' CAPITAL:

General Partners                                (1,273,499)          (1,306,187)

Limited Partners (59,918 Limited
Partnership Units issued and
outstanding)                                    40,036,613           39,742,415
                                              ------------         ------------
           Total partners' capital              38,763,114           38,436,228
                                              ------------         ------------

           Total liabilities and
               partners' capital              $ 98,517,985         $ 97,569,725
                                              ============         ============

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)




                                        Three Months Ended               Six Months Ended
                                   June 30, 1996   June 30, 1997   June 30, 1996   June 30, 1997
                                   -------------   -------------   -------------   -------------
Revenues:
  Rental income from
    operating leases                 $2,101,364      $2,063,483      $4,202,401      $4,125,063
  Interest from direct
    financing leases                    934,281         924,071       1,868,113       1,847,195
  Other interest income                  14,191           6,632          29,206          17,890
                                     ----------      ----------      ----------      ----------
                                      3,049,836       2,994,186       6,099,720       5,990,148
                                     ----------      ----------      ----------      ----------

Expenses:
  Interest on mortgages               1,354,648       1,299,126       2,707,077       2,609,755
  Depreciation                          417,618         400,683         842,018         818,302
  General and administrative            134,554         193,039         236,159         343,871
  Property expenses                      49,619          21,464          73,735          29,805
  Amortization                           13,847          13,826          23,425          23,890
                                     ----------      ----------      ----------      ----------
                                      1,970,286       1,928,138       3,882,414       3,825,623
                                     ----------      ----------      ----------      ----------

      Income before income
        from equity investments       1,079,550       1,066,048       2,217,306       2,164,525

Income from equity
  investments                           163,963         168,406         327,031         336,731
                                     ----------      ----------      ----------      ----------

      Net income                     $1,243,513      $1,234,454      $2,544,337      $2,501,256
                                     ==========      ==========      ==========      ==========

Net income allocated
  to General Partners                $  124,352      $  123,446      $  254,434      $  250,126
                                     ==========      ==========      ==========      ==========

Net income allocated
  to Limited Partners                $1,119,161      $1,111,008      $2,289,903      $2,251,130
                                     ==========      ==========      ==========      ==========


Net income per Unit
  (59,918 Limited
  Partnership Units)                 $    18.68      $    18.54      $    38.22      $    37.57
                                     ==========      ==========      ==========      ==========

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Six Months Ended
                                                                         June 30,
                                                                  -----------------------
                                                                  1996               1997
                                                                  ----               ----
Cash flows from operating activities:
  Net income                                                  $  2,544,337       $  2,501,256
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                865,443            842,192
      Other noncash items                                          (68,868)           (34,197)
      Net change in operating assets and liabilities              (177,071)          (249,881)
                                                              ------------       ------------

           Net cash provided by operating activities             3,163,841          3,059,370
                                                              ------------       ------------

Cash flows from investing activities:
  Distributions received from equity investments
        in excess of equity income                                 195,945            187,167
                                                              ------------       ------------

           Net cash provided by investing activities               195,945            187,167
                                                              ------------       ------------

Cash flows from financing activities:
  Distributions to partners                                     (2,818,157)        (2,828,142)
  Deferred refinancing costs                                                         (120,578)
  Proceeds from mortgages                                                           8,600,440
  Prepayments of mortgages payable                                                 (8,436,142)
  Payments on mortgage principal                                  (715,654)          (775,857)
                                                              ------------       ------------

           Net cash used in financing activities                (3,533,811)        (3,560,279)
                                                              ------------       ------------

           Net decrease in cash and cash equivalents              (174,025)          (313,742)

      Cash and cash equivalents, beginning of period             1,657,504          1,436,555
                                                              ------------       ------------

           Cash and cash equivalents, end of period           $  1,483,479       $  1,122,813
                                                              ============       ============

Supplemental disclosure of cash flows information:

           Interest paid                                      $  2,715,057       $  2,655,989
                                                              ============       ============

During the six-month period ended June 30, 1997, a lease was reclassified as follows:

           Land and buildings, net of accumulated
               depreciation of $2,999,972                                        $(11,810,116)
           Net investment in direct
               financing leases                                                    11,810,116
                                                                                 ------------
                                                                                 $     --
                                                                                 ============

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



Note 2.  Distributions to Partners:

Distributions declared and paid or payable to partners during the six months ended June 30, 1997 are as follows:

  Quarter Ended                 General Partners                Limited Partners            Per Limited Partner Unit
  -------------                 ----------------                ----------------            ------------------------
December 31, 1996                   $141,407                       $1,272,664                       $21.24
                                    ========                       ==========                       ======

March 31, 1997                      $141,407                       $1,272,664                       $21.24
                                    ========                       ==========                       ======


A distribution of $21.24 per Limited Partner Unit for the quarter ended June 30, 1997 was declared and paid in July 1997.




Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1996, the Partnership incurred leasing fees of $3,446 and $7,020, respectively, and general and administrative expense reimbursements of $26,487 and $48,893, respectively. For the three-month and six-month periods ended June 30, 1997, the Partnership did not incur any leasing fees and incurred general and administrative expense reimbursements of $49,585 and $100,293, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1996 and 1997 were $49,625 and $43,375, respectively.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the six-month periods ended June 30, 1996 and 1997 are as follows:

                                                            1996                 1997
                                                            ----                 ----
    Per Statements of Income:
        Rental income from operating leases              $4,202,401            $4,125,063
        Interest from direct financing leases             1,868,113             1,847,195
    Adjustments:
        Share of rental income from equity
        investments' operating leases                     1,141,296             1,141,296
                                                         ----------            ----------
                                                         $7,211,810            $7,113,554
                                                         ==========            ==========

For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                                          1996           %                      1997           %
                                                          ----          ----                    ----          --
Lease Obligor:
Detroit Diesel Corporation                               $1,458,153      20%                  $1,458,153      20%
Dr Pepper Bottling Company of Texas                         999,500      14                      999,500      14
Furon Company                                               873,319      12                      818,074      12
Information Resources, Inc. (a)                             728,894      10                      728,894      10
Red Bank Distribution, Inc.                                 700,283      10                      700,283      10
Orbital Sciences Corporation                                588,180       8                      588,180       8
Amerisig, Inc.                                              573,699       8                      551,880       8
NVRyan L.P.                                                 548,885       8                      514,213       7
The Titan Corporation (a)                                   229,762       3                      229,762       3
Childtime Childcare, Inc.                                   190,643       3                      204,123       3
General Electric Company (a)                                182,640       3                      182,640       3
Federal Express Corporation                                  88,746       1                       88,746       1
PepsiCo, Inc.                                                49,106                               49,106       1
                                                         ----------     ----                  ----------     ---
                                                         $7,211,810     100%                  $7,113,554     100%
                                                         ==========     ====                  ==========     ====

(a) Represents the Partnership's proportionate share of rental revenue from an equity investment in which the above named company is the lease obligor.


Note 5.  Equity Investments :

Summarized financial information of the Partnership's equity investments in two limited partnerships and a joint venture is as follows:

(in thousands)                                   December 31,       June 30,
                                                    1996              1997
                                                    ----              ----
    Assets                                         $55,073          $54,279
    Liabilities                                     36,932           36,631
    Partners' capital                               18,141           17,648

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




                                                                                 Six Months Ended
                                                                    June 30, 1996                June 30, 1997
                                                                    -------------                -------------
    Revenue                                                             $3,791                       $3,791
    Interest, depreciation, amortization
      and other expenses                                                 2,620                        2,587
                                                                        ------                       ------
    Net income                                                          $1,171                       $1,204
                                                                        ======                       ======

Note 6.  Properties Leased to Furon Company:

The Partnership and CPA(R):8, an affiliate, own properties leased to Furon Company ("Furon") with 67.72% and 32.28% interests, respectively. On June 20, 1997, the Furon lease was restated and amended in connection with a transaction which resulted in the Partnership and CPA(R):8 relinquishing ownership of properties in Mt. Pleasant, Texas and Milwaukee, Wisconsin in exchange for a property in Aurora, Ohio. No cash was paid or received in connection with the exchange. As amended, the initial lease was extended by five years from July 2007 to July 2012. The Partnership's share of annual rent of $1,636,149 was unchanged and the next rent increase is scheduled for February 1999.

In connection with the exchange of properties, the Partnership and CPA(R):8 refinanced an existing limited recourse loan of $8,436,142 collateralized by the Furon properties which bore interest at an annual interest rate of 10.40% and obtained a new limited recourse loan of $8,600,440. The new loan will initially require monthly payments of interest and principal of $78,403 at an annual interest rate of 8.42% and is amortized on a 17-1/2 year schedule. If Furon's credit rating is downgraded, the annual interest rate on the loan may be increased to 9.02%. In July 2002, the interest rate is scheduled to be reset to the Treasury Yield Percentage plus 5%. The loan will mature in July 2012, at which time a balloon payment will be due. The mortgage lenders have the right to exercise a put option in July 2002 which would, if exercised, require the Partnership and CPA(R):8 to purchase the loan. The Partnership and CPA(R):8 may prepay the loan without any prepayment premium on the interest reset date.

As a result of the refinancing, annual cash flow will increase by $54,685. As the exchange of properties is a nonmonetary transaction for financial reporting purposes, no gain or loss has been recognized.


Note 7.  Property Leased to Red Bank Distribution, Inc.:

On May 26, 1997, the Partnership declared Red Bank Distribution, Inc. ("Red Bank") in default of its lease obligations as a result of Red Bank's continued failure to pay its rent in a timely manner. In June 1997, the Partnership filed suit against Red Bank in the Court of Common Pleas of Hamilton County, Ohio seeking its remedies against Red Bank as provided for in the Red Bank lease. Such remedies include, but are not limited to, an acceleration of all future rents for the remainder of the lease term or requiring Red Bank to make an irrevocable offer to purchase its leased property. The Partnership has notified sublessees at the Red Bank property that under the Partnership's rights of assignment, that all sublease rentals are to be paid directly to the Partnership.

As a result of the lease default, an outstanding limited recourse mortgage loan of $2,669,534 is in default and is subject to acceleration. Such loan has been subject to various short-term extensions and has already matured. The lender has continued to accept monthly payments and has not given any notice of demand for the Partnership to make a balloon payment for the outstanding balance. There is no assurance; however, that the lender will not demand full payment of the loan. Red Bank continues to pay the portion of rent applicable to this mortgage debt in a timely manner. A subordinated limited recourse purchase money mortgage loan of $2,634,120 is held by Red Bank.

As of June 30, 1997, Red Bank's rent arrearage was $240,624. As of August 11, 1997, Red Bank had not responded to the lawsuit, and the Partnership is determining whether it will seek a default judgment.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS




Results of Operations:

      Net income for the three-month and six-month periods ended June 30, 1997 reflected decreases of 1% and 2%, respectively, as compared with the three-month and six-month periods ended June 30, 1996. The decreases were primarily due to an increase in general and administrative expenses and a decrease in lease revenues. These effects were partially offset by a decrease in interest and property expenses. The increase in general and administrative expenses was primarily due to an increase in administrative reimbursements to affiliates. The decrease in lease revenues was due to a rent reduction on the Furon Company lease in the third quarter of 1996 in connection with the sale of two properties. The decrease in interest expense was due to the partial prepayment of the mortgage loan on the Furon property from the proceeds of the aforementioned sale and the December 1996 refinancing of the mortgage loan on the Childtime Childcare, Inc. properties. The decrease in property expenses was due to legal costs incurred in 1996 in connection with the resolution of a dispute with Amerisig, Inc.

      Solely as a result of the June 1997 refinancing of the limited recourse mortgage loan on the Furon properties, annual cash flow will increase by approximately $55,000.




Financial Condition:

      There has been no material change in the Partnership's financial condition since December 31, 1996. Cash provided from operations and equity investments of $3,246,000 was sufficient to pay distributions to partners of $2,828,000 and $418,000 of scheduled mortgage principal installments of $776,000. As such cash flow was not fully sufficient to fund the entire amount needed for distributions and mortgage principal installments, there has been no increase in the distribution rate during 1997. The refinancing of the mortgage loan on the Furon properties at a lower rate of interest will result in a benefit to cash flow; however, Management will need to continue to monitor cash flow in order to determine whether the current distribution rate can be sustained. Cash flow also continues to be negatively affected by the rent arrearage from Red Bank Distribution, Inc. The Partnership has commenced action against Red Bank by declaring the lease in default and filing a lawsuit against Red Bank seeking remedies for such default. A limited recourse loan on the Red Bank property of $2,670,000 is subject to acceleration; however, the lender has not given notice of acceleration. The Partnership's cash position has benefited from the Corporate General Partner's continuing its voluntary, temporary deferral of the collection of $1,510,000 of accrued leasing fees. As of June 30, 1997, such deferred amounts exceed the Partnership's cash balances. Accordingly, the ability to maintain cash balances at their current level is dependent on the Corporate General Partner's forbearance in collection of amounts due and the Red Bank mortgage lender's continuing to accept monthly debt service installments on the loan subject to acceleration.

      The General Partners are continuing to investigate ways to provide liquidity for limited partners on a tax-effective basis.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership




                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits:

                 None.


          (b)    Reports on Form 8-K:

                 During the quarter ended June 30, 1997, the Partnership was not required to file any reports on Form 8-K.

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

                                  CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                                  a Delaware limited partnership


                                  By:  NINTH CAREY CORPORATE PROPERTY, INC.




     08/11/97                     By:  /s/ Steven M. Berzin
   ---------------                   ------------------------------------------
        Date                               Steven M. Berzin
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



     08/11/97                     By:  /s/ Claude Fernandez
   ---------------                   ------------------------------------------
        Date                               Claude Fernandez
                                           Executive Vice President and
                                           Chief Administrative Officer
                                           (Principal Accounting Officer)




     08/11/97                     By:  /s/ Michael D. Roberts
   ---------------                   ------------------------------------------
        Date                               Michael D. Roberts
                                           First Vice President and Controller