Form 10-K405/A
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 9 L P
filed 1997-09-04
CIK 845028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended DECEMBER 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from___________________to__________________

Commission file number 0-18750

                    CORPORATE PROPERTY ASSOCIATES 9, L.P., A
                          DELAWARE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-3489133
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

      NONE                                                 NONE



           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
                                (Title of Class)


                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

         Indicate by check mark if disclosure of deliquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART II





Item 8.  Financial Statements and Supplementary Data.


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

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996


                                                         Partners' Capital Accounts
                                      ------------------------------------------------------------------------
                                                                                                 Limited
                                                                                                 Partners'
                                                             General          Limited            Amount Per
                                         Total               Partners         Partners             Unit (a)
                                         -----               --------         --------             --------
Balance, December 31, 1993            $ 43,820,871        $   (767,050)       $ 44,587,921        $        744

Distributions                           (5,589,709)           (558,971)         (5,030,738)                (84)

Net income, 1994                         3,427,560             342,756           3,084,804                  52
                                      ------------        ------------        ------------        ------------

Balance, December 31, 1994              41,658,722            (983,265)         42,641,987                 712

Distributions                           (5,616,322)           (561,616)         (5,054,706)                (84)

Net income, 1995                         3,189,308             318,931           2,870,377                  48
                                      ------------        ------------        ------------        ------------

Balance, December 31, 1995              39,231,708          (1,225,950)         40,457,658                 676

Distributions                           (5,643,736)           (565,063)         (5,078,673)                (85)

Net income, 1996                         5,175,142             517,514           4,657,628                  78
                                      ------------        ------------        ------------        ------------

Balance, December 31, 1996            $ 38,763,114        $ (1,273,499)       $ 40,036,613        $        669
                                      ============        ============        ============        ============







(a)     Based on 59,918 Units issued and outstanding.




The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1994, 1995 and 1996



                                                                             1994                    1995                  1996
                                                                             ----                    ----                  ----

Cash flows from operating activities:
    Net income                                                           $  3,427,560           $ 3,189,308           $ 5,175,142
    Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                         1,746,014             1,735,913             1,715,566
      Cash receipts on operating and direct financing leases
         less than straight-line adjustments and
         amortization of unearned income                                     (246,633)             (209,275)             (121,806)
       Extraordinary charge on extinguishment of debt                         480,000
       Write-off of investment in limited partnership                                             1,173,143
       Gain on sale of real estate                                                                                        (45,066)
       Net change in operating assets and liabilities                         400,536                32,471              (561,534)
                                                                         ------------           -----------           -----------

         Net cash provided by operating activities                          5,807,477             5,921,560             6,162,302
                                                                        -------------           -----------           -----------

Cash flows from investing activities:
    Cash distributions in excess of income from
      equity investments                                                      484,044               463,274               388,329
    Proceeds from sale of real estate                                                                                     928,310
                                                                         ------------           -----------           -----------

         Net cash provided by investing activities                            484,044               463,274             1,316,639
                                                                         ------------           -----------           -----------

Cash flows from financing activities:
    Distributions to partners                                              (5,589,709)           (5,616,322)           (5,643,736)
    Proceeds from mortgages                                                20,000,000                                   1,289,340
    Prepayment of mortgage payable                                        (19,200,000)                                 (1,880,341)
    Deferred financing costs                                                 (194,252)
    Payment of mortgage principal                                            (530,369)             (766,462)           (1,465,153)
    Payment on extinguishment of debt                                        (480,000)
                                                                         ------------           -----------            ----------

         Net cash used in financing activities                             (5,994,330)           (6,382,784)           (7,699,890)
                                                                         ------------           -----------           -----------

         Net increase (decrease) in cash
            and cash equivalents                                              297,191                 2,050              (220,949)

Cash and cash equivalents, beginning of year                                1,358,263             1,655,454             1,657,504
                                                                         ------------           -----------           -----------

       Cash and cash equivalents, end of year                            $  1,655,454           $ 1,657,504           $ 1,436,555
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

         Use of Estimates:

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

            The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

                      Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

                      Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent.

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

            The Agreement provides that the General Partners are allocated 10%
               (1% to the Individual General Partner, William P. Carey, and 9% to the Corporate General Partner, Ninth Carey Corporate Property, Inc. ("Carey Property"), and the Limited Partners are allocated 90% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising form the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of assets sales and a cumulative annual return of 8% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $29,830 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made, formal plans of liquidation are adopted or limited partnership units are converted to other securities which provide the security holder with greater liquidity than a limited partnership unit. Management believes that as of the report date, ultimate payment of the preferred return is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

            The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1994, 1995 and 1996 were $73,126, $119,379 and $95,490, respectively. The increase in 1995 is due, in part, to certain nonrecurring costs incurred in connection with the relocation of the Partnership's offices.

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

 5.     Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                                 December 31,
                                                                                 ------------
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

               Year Ending December 31,
               ------------------------
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
                                                                          ===========


            Interest paid was $5,744,139, $5,530,133 and $5,389,486 in 1994,
1995 and 1996, respectively.

            In addition, the Partnership's proportionate share of limited recourse mortgage notes payable at December 31, 1996 on properties leased to General Electric Company, Information Resources, Inc. and Titan Corporation and accounted for under the equity method was approximately $11,191,000 (see Note 10).


 7.     Distributions to Partners:

            Distributions are declared and paid to partners quarterly and are summarized as follows:

  Year Ending             Distributions Paid to             Distributions Paid to         Limited Partners'
  December 31,               General Partners                  Limited Partners           Per Unit Amount
  ------------               ----------------                  ----------------           ---------------
    1994                         $558,971                           $5,030,738                  $83.96
                                 ========                           ==========                  ======
    1995                         $561,616                           $5,054,706                  $84.36
                                 ========                           ==========                  ======
    1996                         $565,063                           $5,078,673                  $84.76
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

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued




 8.     Income for Federal Tax Purposes:

            Income for financial statement purposes differs from income for
               Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                                       1994                 1995               1996
                                                                       ----                 ----               ----
      Net income per Statements of Income                             $3,427,560           $3,189,308        $5,175,142
      Excess tax depreciation                                           (695,277)            (695,277)         (702,705)
      Other                                                              297,914              138,040            65,021
      Write-off of investment in limited partnership                                        1,173,143
                                                                      ----------           ----------        ----------
      Income reported for Federal income
         tax purposes                                                 $3,030,197           $3,805,214        $4,537,458
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


10.     Equity Investments:

            ThePartnership owns equity interests in a joint venture and two limited partnerships as limited partner with affiliates which own the remaining interests. An investment in a third limited partnership was written off in September 1995 (see Note 12). The joint venture and limited partnerships own land and buildings which are net leased to corporate tenants.

            Summarized financial information for the joint venture and the limited partnerships is as follows:

(In thousands)

                              General Electric            Titan          Information
Lease Obligor:                    Company             Corporation       Resources, Inc.             Total
-------------                 -----------------       -----------       ---------------            -------
Ownership interest:                       50%               18.54%             33.33%
December 31, 1996:
    Assets (a)                         $6,354               $17,639             $31,080            $55,073
    Liabilities                         3,417                10,745              22,770             36,932
    Capital                             2,937                 6,894               8,310             18,141
December 31, 1995:
    Assets (a)                          6,777                18,036              31,846             56,659
    Liabilities                         3,487                11,022              22,967             37,476
    Capital                             3,290                 7,014               8,879             19,183

                                    Continued

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                     1994                         1995(b)                  1996
                                                --------------                 -----------               ---------
         Revenue                                     $8,545                      $ 8,255                  $ 7,583
         Expenses                                     6,190                       13,487                    5,228
                                                     ------                      -------                  -------
         Net income (loss)                           $2,355                      $(5,232)                 $ 2,355
                                                     ======                      =======                  =======



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

                                    CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                                    a Delaware limited partnership

                                    BY:     NINTH CAREY CORPORATE PROPERTY, INC.




    09/3/97                         BY:      /s/ Steven M. Berzin
    -------                                  --------------------
     Date                                   Claude Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



    09/3/97                         BY:      /s/ Claude Fernandez
    -------                                  --------------------
     Date                                   Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)