Form 10-Q/A
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 9 L P
filed 1997-09-04
CIK 845028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                                               [ ] Yes    [ ] No

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS




                                           December 31,       March 31,
                                               1996             1997
                                           ------------     ------------
                                              (Note)        (Unaudited)
      ASSETS:

Land, buildings and personal property,
   net of accumulated depreciation of
   $11,169,434 at December 31, 1996 and
   $11,587,053 at March 31, 1997           $ 58,384,238     $ 57,966,619
Net investment in direct
   financing leases                          31,682,628       31,706,097
Equity investments                            5,460,825        5,367,274
Cash and cash equivalents                     1,436,555        1,295,058
Other assets                                  1,553,739        1,702,572
                                           ------------     ------------

        Total assets                       $ 98,517,985     $ 98,037,620
                                           ============     ============


      LIABILITIES:

Mortgage notes payable                     $ 57,669,975     $ 57,286,213
Accrued interest payable                        347,772          355,786
Accounts payable and accrued expenses            78,500          102,744
Accounts payable to affiliates                1,648,110        1,666,518
Prepaid rental income                            10,514           10,514
                                           ------------     ------------

        Total liabilities                    59,754,871       59,421,775
                                           ------------     ------------


      PARTNERS' CAPITAL:

General Partners                             (1,273,499)      (1,288,226)

Limited Partners (59,918 Limited
Partnership Units issued and
outstanding)                                 40,036,613       39,904,071
                                           ------------     ------------
        Total partners' capital              38,763,114       38,615,845
                                           ------------     ------------

        Total liabilities and
          partners' capital                $ 98,517,985     $ 98,037,620
                                           ============     ============

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)




                                                          Three Months Ended
                                                   March 31, 1996   March 31, 1997
                                                   --------------   --------------
Revenues:
  Rental income from operating leases                $2,101,037       $2,061,580
  Interest income from direct financing leases          933,832          923,124
  Other interest income                                  15,015           11,258
                                                     ----------       ----------
                                                      3,049,884        2,995,962
                                                     ----------       ----------

Expenses:
  Interest on mortgages                               1,352,429        1,310,629
  Depreciation                                          424,400          417,619
  General and administrative                            101,605          150,832
  Property expense                                       24,116            8,341
  Amortization                                            9,578           10,064
                                                     ----------       ----------
                                                      1,912,128        1,897,485
                                                     ----------       ----------

     Income before income from equity
     investments                                      1,137,756        1,098,477

Income from equity investments                          163,068          168,325
                                                     ----------       ----------


     Net income                                      $1,300,824       $1,266,802
                                                     ==========       ==========


Net income allocated to
  General Partners                                   $  130,082       $  126,680
                                                     ==========       ==========

Net income allocated to
  Limited Partners                                   $1,170,742       $1,140,122
                                                     ==========       ==========

Net income per Unit
  (59,918 Limited
  Partnership Units)                                 $    19.54       $    19.03
                                                     ==========       ==========

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                   Three Months Ended
                                                                         March 31,
                                                               ---------------------------
                                                                   1996            1997
                                                               -----------     -----------
Cash flows from operating activities:
  Net income                                                   $ 1,300,824     $ 1,266,802
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  433,978         427,683
    Other noncash items                                            (34,063)        (17,972)
    Net change in operating assets and liabilities                  (2,986)       (113,728)
                                                               -----------     -----------

       Net cash provided by operating activities                 1,697,753       1,562,785
                                                               -----------     -----------


Cash flows from investing activities:
  Distributions received from equity investments
     in excess of equity income                                     98,955          93,551
                                                               -----------     -----------

       Net cash provided by investing activities                    98,955          93,551
                                                               -----------     -----------


Cash flows from financing activities:
  Distributions to partners                                     (1,411,549)     (1,414,071)
  Payments on mortgage principal                                  (352,770)       (383,762)
                                                               -----------     -----------

       Net cash used in financing activities                    (1,764,319)     (1,797,833)
                                                               -----------     -----------

       Net increase (decrease) in cash and cash equivalents         32,389        (141,497)

    Cash and cash equivalents, beginning of period               1,657,504       1,436,555
                                                               -----------     -----------

       Cash and cash equivalents, end of period                $ 1,689,893     $ 1,295,058
                                                               ===========     ===========




Supplemental disclosure of cash flows information:

       Interest paid                                           $ 1,368,179     $ 1,302,615
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




Note 3. Transactions with Related Parties:

For the three-month period ended March 31, 1996, the Partnership incurred leasing fees of $3,574. The Partnership did not incur any leasing fees for the three-month period ended March 31, 1997 as the five-year fee period on all of the Partnership's leases had previously expired. For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred general and administrative expense reimbursements of $22,406 and $50,708, respectively, payable to an affiliate. Management believes that ultimate payment of a preferred return to the General Partners of $29,830, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4. Industry Segment Information:

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three-month periods ended March 31, 1996 and 1997 are as follows:

                                                 1996          1997
                                              ----------    ----------
   Per Statements of Income:
     Rental income from operating leases      $2,101,037    $2,061,580
     Interest from direct financing leases       933,832       923,124
   Adjustments:
     Share of rental income from equity
     investments' operating leases               570,648       570,648
                                              ----------    ----------
                                              $3,605,517    $3,555,352
                                              ==========    ==========



For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                           1996        %         1997         %
                                       ----------     ---     ----------     ---
Lease Obligor:
Detroit Diesel Corporation             $  729,077      20%    $  729,077      21%
Dr Pepper Bottling Company of Texas       499,750      14        499,750      14
Furon Company                             435,284      12        409,037      12
Information Resources, Inc. (a)           364,447      10        364,447      10
Red Bank Distribution, Inc.               350,141      10        350,141      10
Orbital Sciences Corporation              294,090       8        294,090       8
Amerisig, Inc.                            288,207       8        274,988       8
NVRyan L.P.                               274,072       8        257,981       7
The Titan Corporation (a)                 114,881       3        114,881       3
Child Time Childcare, Inc.                 95,322       3        100,714       3
General Electric Company (a)               91,320       3         91,320       3
Federal Express Corporation                44,373       1         44,373       1
PepsiCo, Inc.                              24,553                 24,553
                                       ----------     ---     ----------     ---
                                       $3,605,517     100%    $3,555,352     100%
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

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 5. Equity Investments:

Summarized financial information of the Partnership's equity investments in two limited partnerships and a joint venture is as follows:

(in thousands)
                                             December 31,       March 31,
                                                 1996              1997
                                             ------------       ---------
   Assets                                      $55,073           $54,675
   Liabilities                                  36,932            36,781
   Partners' capital                            18,141            17,894

                                                  Three Months Ended
                                           March 31, 1996      March 31, 1997
                                           --------------      --------------
   Revenue                                      $1,896             $1,896
   Interest and other expenses                    (965)              (946)
   Depreciation and amortization                  (346)              (346)
                                                ------             ------
   Net income                                   $  585             $  604
                                                ======             ======

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

                                  CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                                  a Delaware limited partnership


                                  By:  NINTH CAREY CORPORATE PROPERTY, INC.




    09/03/97                      BY:   /s/ Steven M. Berzin
----------------                       ----------------------------------
     Date                              Steven M. Berzin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



    09/03/97                      BY:   /s/ Claude Fernandez
----------------                       ----------------------------------
     Date                              Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)