Form 10-Q/A
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 9 L P
filed 1997-09-05
CIK 845028

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1997
                               -----------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number            0-18750
                      ---------------------------------------------------------

     CORPORATE PROPERTY ASSOCIATES 9, L.P., A DELAWARE LIMITED PARTNERSHIP
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                                           13-3489133
- --------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (212) 492-1100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)



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

                                                           [ ]  Yes   [ ]  No

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                                     PART I

                        Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                                      December 31,                 June 30,
                                                                          1996                       1997
                                                                      ------------               ------------
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

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                               --------------------------
                                                                                    1996           1997
                                                                               ------------    -----------
Cash flows from operating activities:
  Net income                                                                   $  2,544,337    $ 2,501,256
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                 865,443        842,192
      Other noncash items                                                           (68,868)       (34,197)
      Net change in operating assets and liabilities                               (177,071)      (249,881)
                                                                               ------------    -----------

           Net cash provided by operating activities                              3,163,841      3,059,370
                                                                               ------------    -----------

Cash flows from investing activities:
  Distributions received from equity investments
        in excess of equity income                                                  195,945        187,167
                                                                               ------------    -----------

           Net cash provided by investing activities                                195,945        187,167
                                                                               ------------    -----------

Cash flows from financing activities:
  Distributions to partners                                                      (2,818,157)    (2,828,142)
  Deferred refinancing costs                                                                      (120,578)
  Proceeds from mortgages                                                                        8,600,440
  Prepayments of mortgages payable                                                              (8,436,142)
  Payments on mortgage principal                                                   (715,654)      (775,857)
                                                                               ------------    -----------

           Net cash used in financing activities                                 (3,533,811)    (3,560,279)
                                                                               ------------    -----------

           Net decrease in cash and cash equivalents                               (174,025)      (313,742)

      Cash and cash equivalents, beginning of period                              1,657,504      1,436,555
                                                                               ------------    -----------

           Cash and cash equivalents, end of period                            $  1,483,479    $ 1,122,813
                                                                               ============    ===========



Supplemental disclosure of cash flows information:

           Interest paid                                                       $  2,715,057    $ 2,655,989
                                                                               ============    ===========



During the six-month period ended June 30, 1997, a lease was reclassified as follows:

           Land and buildings, net of accumulated
               depreciation of $2,999,972                                                     $(11,810,116)
           Net investment in direct
               financing leases                                                                 11,810,116
                                                                                              ============
                                                                                              $    --
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



Note 2.  Distributions to Partners:

Distributions declared and paid or payable to partners during the six months ended June 30, 1997 are as follows:

  Quarter Ended      General Partners    Limited Partners   Per Limited Partner Unit
- -----------------   -----------------   -----------------   ------------------------
December 31, 1996   $         141,407   $       1,272,664        $   21.24
                    =================   =================        =========

March 31, 1997      $         141,407   $       1,272,664        $   21.24
                    =================   =================        =========


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
                                                      ==========                              ==========


For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its proportionate net leasing revenues from its investments from the following lease obligors:


                                                            1996          %                      1997          %
                                                         ----------     ----                  ----------      ---
Lease Obligor:
Detroit Diesel Corporation                               $1,458,153      20%                  $1,458,153       20%
Dr Pepper Bottling Company of Texas                         999,500      14                      999,500       14
Furon Company                                               873,319      12                      818,074       12
Information Resources, Inc. (a)                             728,894      10                      728,894       10
Red Bank Distribution, Inc.                                 700,283      10                      700,283       10
Orbital Sciences Corporation                                588,180       8                      588,180        8
Amerisig, Inc.                                              573,699       8                      551,880        8
NVRyan L.P.                                                 548,885       8                      514,213        7
The Titan Corporation (a)                                   229,762       3                      229,762        3
Childtime Childcare, Inc.                                   190,643       3                      204,123        3
General Electric Company (a)                                182,640       3                      182,640        3
Federal Express Corporation                                  88,746       1                       88,746        1
PepsiCo, Inc.                                                49,106                               49,106        1
                                                         ----------     ---                   ----------      ---
                                                         $7,211,810     100%                  $7,113,554      100%
                                                         ==========     ===                   ==========      ===

(a) Represents the Partnership's proportionate share of rental revenue from an equity investment in which the above named company is the lease obligor.


Note 5.  Equity Investments :

Summarized financial information of the Partnership's equity investments in two limited partnerships and a joint venture is as follows:

(in thousands)                                                       December 31,                  June 30,
                                                                        1996                         1997
                                                                     ------------                  --------
Assets                                                                 $55,073                     $54,279
Liabilities                                                             36,932                      36,631
Partners' capital                                                       18,141                      17,648

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

                                                                           Six Months Ended
                                                               June 30, 1996                June 30, 1997
                                                               -------------                -------------
Revenue                                                        $      3,791                 $       3,791
Interest, depreciation, amortization
  and other expenses                                                  2,620                         2,587
                                                               ------------                 -------------
Net income                                                     $      1,171                 $       1,204
                                                               ============                 =============


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

In connection with the exchange of properties, the Partnership and CPA(R):8 refinanced an existing limited recourse loan of $8,436,142 collateralized by the Furon properties which bore interest at an annual interest rate of 10.40% and obtained a new limited recourse loan of $8,600,440. The new loan will initially require monthly payments of interest and principal of $78,403 at an annual interest rate of 8.42% and is amortized on a 17 1/2 year schedule. If Furon's credit rating is downgraded, the annual interest rate on the loan may be increased to 9.02%. In July 2002, the interest rate is scheduled to be reset to the Treasury Yield Percentage plus 5%. The loan will mature in July 2012, at which time a balloon payment will be due. The mortgage lenders have the right to exercise a put option in July 2002 which would, if exercised, require the Partnership and CPA(R):8 to purchase the loan. The Partnership and CPA(R):8 may prepay the loan without any prepayment premium on the interest reset date.

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

                                   CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                                   a Delaware limited partnership


                                   By:  NINTH CAREY CORPORATE PROPERTY, INC.




   09/03/97                        By:  /s/ Steven M. Berzin
- -------------                           -----------------------------
    Date                                Steven M. Berzin
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



   09/03/97                        By:  /s/ Claude Fernandez
- -------------                           ------------------------------
     Date                               Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)