Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 9 L P
filed 1997-11-12
CIK 845028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 1997
                               -------------------------------------------------

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


                                                                 / / Yes  / / No

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership




                                      INDEX



                                                                                   Page No.
                                                                                   --------

 PART I

 Item 1. - Financial Information*

               Balance Sheets, December 31, 1996 and
               September 30, 1997                                                        2

               Statements of Income for the three and nine
               months ended September 30, 1996 and 1997                                  3

               Statements of Cash Flows for the nine
               months ended September 30, 1996 and 1997                                  4

               Notes to Financial Statements                                            5-7

 Item 2. - Management's Discussion of Operations                                         8



 PART II

 Item 6. - Exhibits and Reports on Form 8-K                                              9

 Signatures                                                                             10








*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS



                                             DECEMBER 31,        SEPTEMBER 30,
                                                  1996                1997
                                             ------------        ------------
                                                 (NOTE)           (UNAUDITED)
         ASSETS:
Land and buildings, net of accumulated
    depreciation of $11,169,434 at
    December 31, 1996 and
    $9,303,772 at September 30, 1997         $ 58,384,238        $ 45,439,812
Net investment in direct
    financing leases                           31,682,628          43,562,206
Equity investments                              5,460,825           5,181,632
Cash and cash equivalents                       1,436,555             964,856
Other assets                                    1,553,739           2,057,596
                                             ------------        ------------

           Total assets                      $ 98,517,985        $ 97,206,102
                                             ============        ============


         LIABILITIES:

Mortgage notes payable                       $ 57,669,975        $ 56,646,675
Accrued interest payable                          347,772             330,483
Accounts payable and accrued expenses              78,500              72,859
Accounts payable to affiliates                  1,648,110           1,595,858
Prepaid rental income                              10,514             133,744
                                             ------------        ------------

           Total liabilities                   59,754,871          58,779,619
                                             ------------        ------------


         PARTNERS' CAPITAL:

General Partners                               (1,273,499)         (1,307,162)

Limited Partners (59,918 Limited
Partnership Units issued and
outstanding)                                   40,036,613          39,733,645
                                             ------------        ------------
           Total partners' capital             38,763,114          38,426,483
                                             ------------        ------------

           Total liabilities and
               partners' capital             $ 98,517,985        $ 97,206,102
                                             ============        ============


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)




                                                   THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                        SEPTEMBER 30, 1996      SEPTEMBER 30, 1997       SEPTEMBER 30, 1996      SEPTEMBER 30, 1997
                                        ------------------      ------------------       ------------------      ------------------
Revenues:
  Rental income from
    operating leases                          $ 2,084,022               $1,653,966              $6,286,423              $5,779,029
  Interest from direct
    financing leases                              934,615                1,335,660               2,802,728               3,182,855
  Other interest income                            17,181                   10,199                  46,387                  28,089
                                              -----------               ----------              ----------              ----------
                                                3,035,818                2,999,825               9,135,538               8,989,973
                                              -----------               ----------              ----------              ----------

Expenses:
  Interest on mortgages                         1,318,165                1,261,537               4,025,242               3,871,292
  Depreciation                                    417,616                  316,008               1,259,634               1,134,310
  General and administrative                      112,416                  154,648                 348,575                 498,519
  Property expenses                               (25,363)                  29,625                  48,372                  59,430
  Amortization                                     11,197                    7,248                  34,622                  31,138
                                              -----------               ----------              ----------              ----------
                                                1,834,031                1,769,066               5,716,445               5,594,689
                                              -----------               ----------              ----------              ----------

      Income before income from
        equity investments and
        gain on sale of real estate             1,201,787                1,230,759               3,419,093               3,395,284

Income from equity
  investments                                     165,258                  173,567                 492,289                 510,298
                                              -----------               ----------              ----------              ----------

      Income before gain on
        sale of real estate                     1,367,045                1,404,326               3,911,382               3,905,582

Gain on sale of real estate                        45,066                                           45,066
                                              -----------               ----------              ----------              ----------

      Net income                              $ 1,412,111               $1,404,326              $3,956,448              $3,905,582
                                              ===========               ==========              ==========              ==========

Net income allocated
  to General Partners                         $   141,211               $  140,432              $  395,645              $  390,558
                                              ===========               ==========              ==========              ==========

Net income allocated
  to Limited Partners                         $ 1,270,900               $1,263,894              $3,560,803              $3,515,024
                                              ===========               ==========              ==========              ==========


Net income per Unit
  (59,918 Limited
  Partnership Units)                          $     21.21               $    21.09              $    59.43              $    58.66
                                              ===========               ==========              ==========              ==========


The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership


                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                          ----------------------------------
                                                                              1996                   1997
                                                                          -----------            -----------
Cash flows from operating activities:
  Net income                                                              $ 3,956,448            $ 3,905,582
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                         1,294,256              1,165,448
      Other noncash items                                                    (104,227)               (52,971)
      Gain on sale of real estate                                             (45,066)
      Net change in operating assets and liabilities                         (220,608)              (377,993)
                                                                          -----------            -----------

           Net cash provided by operating activities                        4,880,803              4,640,066
                                                                          -----------            -----------

Cash flows from investing activities:
  Proceeds from sale of real estate                                           928,310
  Distributions received from equity investments
        in excess of equity income                                            292,636                279,193
                                                                          -----------            -----------

           Net cash provided by investing activities                        1,220,946                279,193
                                                                          -----------            -----------

Cash flows from financing activities:
  Distributions to partners                                                (4,229,565)            (4,242,213)
  Deferred refinancing costs                                                                        (125,445)
  Proceeds from mortgages                                                                          8,600,440
  Prepayments of mortgages payable                                           (604,184)            (8,436,142)
  Payments on mortgage principal                                           (1,087,669)            (1,187,598)
                                                                          -----------            -----------

           Net cash used in financing activities                           (5,921,418)            (5,390,958)
                                                                          -----------            -----------

           Net increase (decrease) in cash and cash equivalents               180,331               (471,699)

      Cash and cash equivalents, beginning of period                        1,657,504              1,436,555
                                                                          -----------            -----------

           Cash and cash equivalents, end of period                       $ 1,837,835            $   964,856
                                                                          ===========            ===========



Supplemental disclosure of cash flows information:

           Interest paid                                                  $ 4,046,280            $ 3,888,581
                                                                          ===========            ===========


During the nine-month period ended September 30, 1997, a lease was reclassified as follows:

           Land and buildings, net of accumulated
               depreciation of $2,999,972                                                       $(11,810,116)
           Net investment in direct
               financing leases                                                                   11,810,116
                                                                                                ------------
                                                                                                $     -
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



Note 2.  Distributions to Partners:

Distributions declared and paid or payable to partners during the nine months ended September 30, 1997 are as follows:

  Quarter Ended              General Partners               Limited Partners            Per Limited Partner Unit
  -------------              ----------------               ----------------            ------------------------

December 31, 1996                $141,407                       $1,272,664                       $21.24
                                 ========                       ==========                       ======

March 31, 1997                   $141,407                       $1,272,664                       $21.24
                                 ========                       ==========                       ======

June 30, 1997                    $141,407                       $1,272,664                       $21.24
                                 ========                       ==========                       ======



A distribution of $21.24 per Limited Partner Unit for the quarter ended September 30, 1997 was declared and paid in October 1997.




Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred leasing fees of $333 and $7,353, respectively, and general and administrative expense reimbursements of $29,942 and $78,835, respectively. For the three-month and nine-month periods ended September 30, 1997, the Partnership incurred general and administrative expense reimbursements of $65,767 and $166,060, respectively. No leasing fees were incurred in 1997. Management believes that ultimate payment of a preferred return to the General Partners of $29,830, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined in Statement of Financial Accounting Standards No. 5, and no accrual for such preferred return has been reflected in the accompanying Financial Statements.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1996 and 1997 were $73,251 and $66,236, respectively.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the nine-month periods ended September 30, 1996 and 1997 are as follows:

                                                           1996                      1997
                                                        -----------              -----------
    Per Statements of Income:
        Rental income from operating leases             $ 6,286,423              $ 5,779,029
        Interest from direct financing leases             2,802,728                3,182,855
    Adjustments:
        Share of rental income from equity
        investments' operating leases                     1,711,942                1,716,202
                                                        -----------              -----------
                                                        $10,801,093              $10,678,086
                                                        ===========              ===========


For the nine-month periods ended September 30, 1996 and 1997, the Partnership earned its proportionate net leasing revenues from its investments from the following lease obligors:

                                               1996         %                  1997           %
                                           -----------     ----             -----------      ----
Lease Obligor:
Detroit Diesel Corporation                 $ 2,187,230      20%              $2,187,230       21%
Dr Pepper Bottling Company of Texas          1,499,250      14                1,499,250       14
Furon Company                                1,303,299      12                1,227,111       12
Information Resources, Inc. (a)              1,093,341      10                1,093,341       10
Red Bank Distribution, Inc.                  1,050,425      10                1,050,425       10
Orbital Sciences Corporation                   882,271       8                  882,271        8
Amerisig, Inc.                                 849,681       8                  828,290        8
NVRyan L.P.                                    824,253       8                  772,997        7
The Titan Corporation (a)                      344,643       3                  348,903        3
Childtime Childcare, Inc.                      285,965       3                  307,533        3
General Electric Company (a)                   273,958       3                  273,958        3
Federal Express Corporation                    133,118       1                  133,118        1
PepsiCo, Inc.                                   73,659                           73,659
                                           -----------     ----             -----------      ----
                                           $10,801,093     100%             $10,678,086      100%
                                           ===========     ====             ===========      ====


(a) Represents the Partnership's proportionate share of rental revenue from an equity investment in which the above named company is the lease obligor.


Note 5.  Equity Investments :

Summarized financial information of the Partnership's equity investments in two limited partnerships and a joint venture is as follows:

(in thousands)                            DECEMBER 31,               SEPTEMBER 30,
                                              1996                        1997
                                          -----------                ------------
    Assets                                   $55,073                     $53,882
    Liabilities                               36,932                      36,479
    Partners' capital                         18,141                      17,403

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


                                                            NINE MONTHS ENDED
                                                SEPTEMBER 30, 1996           SEPTEMBER 30, 1997
                                                ------------------           ------------------
Revenue                                               $ 5,687                       $ 5,710
Interest, depreciation, amortization
  and other expenses                                   (3,925)                       (3,878)
                                                      -------                       -------
Net income                                            $ 1,762                       $ 1,832
                                                      =======                       =======


Note 6.  Property Leased to Red Bank Distribution, Inc.:

In May 1997, the Partnership declared Red Bank Distribution, Inc. ("Red Bank") in default of its lease obligations as a result of Red Bank's continued failure to pay its rent in a timely manner. In June 1997, the Partnership filed suit against Red Bank in the Court of Common Pleas of Hamilton County, Ohio (the "Court") seeking its remedies against Red Bank as provided for in the Red Bank lease. Such possible remedies included, but were not limited to, an acceleration of all future rents for the remainder of the lease term or requiring Red Bank to make an irrevocable offer to purchase its leased property. In September 1997, the Court issued a default judgement which would allow the Partnership to proceed with eviction.

As a result of the lease default, an outstanding limited recourse mortgage loan of $2,623,803 is in default and subject to acceleration. Such loan has been subject to various short-term extensions and has already matured. The lender has continued to accept monthly payments and has not given any notice of demand for the Partnership to make a balloon payment for the outstanding balance. There is no assurance; however, that the lender will not demand full payment of the loan. Red Bank has continued to pay the portion of rent applicable to this mortgage debt in a timely manner. As of September 30, 1997, Red Bank's rent arrearage was $336,766. Of such arrearage, Red Bank paid $288,744 on October 28, 1997. As a result of such payment from Red Bank, the Partnership is considering whether to try to reach an agreement with Red Bank. There is no assurance that any agreement will be reached in which event, the Partnership will proceed with evicting Red Bank.


Note 7.  Consent Solicitation:

On October 15, 1997, Carey Diversified LLC ("CD(SM)") filed a Consent Solicitation Statement/Prospectus ("consent solicitation") with the United States Securities and Exchange Commission. The General Partners are proposing that the Limited Partners of the nine CPA(R) limited partnerships approve a transaction in which each CPA(R) limited partnership would be merged with a subsidiary partnership of CD(SM), of which CD(SM) is the general partner. As described in the consent solicitation, each limited partner would have the option of either exchanging his or her limited partnership units for an interest in CD(SM) ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). If the holders of a majority of the outstanding limited partnership units of the Partnership consent to the transaction, the merger of the Partnership with the corresponding subsidiary partnership of CD(SM) may be consummated. If the transaction is consummated, the General Partners will exchange a portion of their general partnership interests in exchange for Listed Shares. The transaction will not occur unless the CPA(R) Partnerships approving the transaction represent at least $200,000,000 in Total Exchange Value, as defined. There is no assurance that the holders of limited partnership units of the Partnership will consent to the transaction or that the transaction will occur.

If the transaction is completed, the Listed Shares will be listed and publicly traded on the New York Stock Exchange. Subsidiary Partnership Units will provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but will not be listed on a securities exchange. Conversion of limited partnership units to Listed Shares or Subsidiary Partnership Units will not result in a taxable event to the limited partners. The risk factors and benefits relating to the proposed transaction are described in the consent solicitation. The General Partners, as well as all the Directors of the Corporate General Partners of the CPA(R) Partnerships, have unanimously approved the proposed transaction.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

      Excluding the $45,000 gain on the sale of real estate in September 30, 1996, there was a 3% increase in income for the comparable three-month periods and income for the comparable nine-month periods was substantially unchanged. Income before gain on sale benefited from decreases in interest and depreciation expenses and were offset by a decrease in lease revenues and an increase in general and administrative expenses.

      The decrease in interest expense was due to a partial prepayment of the mortgage loan on the properties leased to Furon Company at the time of the sale of two Furon properties in September 1996, the refinancing of the Furon mortgage loan at a lower rate of interest in June 1997 and the continuing amortization of the Partnership's other limited recourse mortgage loans. The decrease in depreciation was primarily due to the reclassification of the Furon lease from the operating method to the direct financing method in June 1997. The decrease in lease revenues was due to the reduction in annual rent from Furon which resulted from the sale of the two Furon properties. Lease revenues are expected to remain stable in the coming year unless there are adverse developments in connection with the Red Bank Distribution, Inc. lease default. The increase in general and administrative expense was due to the increase in costs incurred in structuring the proposed transaction described in Note 7 to the Financial Statements.

      The Partnership and an affiliate each own a 50% interest in joint venture that leases a property to General Electric Company. The initial term of the General Electric lease expires in July 1998. General Electric has not yet indicated whether it will exercise its option to renew the lease for an additional five-year term. The Partnership's annual share of distributions from the joint venture is $252,000. In addition, the limited recourse mortgage loan on the General Electric property is scheduled to mature in May 1998, at which time a balloon payment will be due.

Financial Condition:

      Cash provided from operations and equity investments of $4,919,000 was not sufficient to pay quarterly distributions of $4,242,000 and scheduled mortgage principal installments of $1,188,000. As a result, the Partnership's cash balances have decreased by $472,000 since December 31, 1996. The decrease was partially due to the failure of Red Bank to pay rent when due. Since September 30, 1997, Red Bank has paid $289,000 of overdue rents, reducing its rent arrearage to $48,000. Even with such payment, cash flow from operations and equity investments would not have been sufficient to fully fund payment of distributions and mortgage principal payments. Management will continue to monitor the Partnership's cash flow to determine whether the current distribution rate can be sustained.

      The Partnership's cash position has benefited from the Corporate General Partner's continuing voluntary, temporary deferral of the collection of $1,510,000 of accrued leasing fees. A limited recourse loan collateralized by the Red Bank property of $2,624,000 is subject to acceleration; however, the lender continues to accept monthly debt service installments. The ability to maintain cash balances at current levels is dependent on the Corporate General Partner's forbearance in the collection of fees incurred and the Red Bank mortgage lender continuing to accept monthly debt service installments in lieu of seeking acceleration of the mortgage loan. The Partnership's cash flow could also be adversely affected if General Electric does not renew its lease.

      As more fully described in Note 7 to the Financial Statements, the General Partners have distributed to Limited Partners a consent solicitation which proposes an exchange of limited partnership units for securities in a publicly-traded limited liability company. The exchange would not result in a taxable event to the limited partners, and the General Partners believe that this proposed transaction will provide limited partners with liquidity on a tax-effective basis. There is no assurance that the proposed transaction will be completed.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership




                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:

                           During the quarter ended September 30, 1997, the Partnership was not required to file any reports on Form 8-K.

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

                                   CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                                   a Delaware limited partnership


                                   By:    NINTH CAREY CORPORATE PROPERTY, INC.




        11/07/97                   By:     /s/ Steven M. Berzin
      ------------                         ----------------------------------
           Date                                Steven M. Berzin
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)



        11/07/97                   By:     /s/ Claude Fernandez
      ------------                         ----------------------------------
           Date                                Claude Fernandez
                                               Executive Vice President and
                                               Chief Administrative Officer
                                               (Principal Accounting Officer)