Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 9 L P
filed 1998-03-27
CIK 845028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended            December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to ________________________

Commission file number                    0-18750

      CORPORATE PROPERTY ASSOCIATES 9, L.P., a Delaware limited partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               13-3489133
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code          (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered

              NONE                                         NONE
------------------------------------        ------------------------------------

------------------------------------        ------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          SUBSIDIARY PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.       [ X ] Yes   [  ] No

      Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10.     [ X ]

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Subsidiary Partnership Units.

                                     PART I

Item 1.     Business.

            Registrant is engaged in the business of investing in commercial and industrial properties which are net leased to commercial and industrial entities. Registrant was organized as a Delaware limited partnership on October 17, 1988. Effective January 1, 1998 the General Partner of Registrant is Carey Diversified LLC ("Carey Diversified"). Ninth Carey Corporate Property, Inc., a Delaware corporation, and William Polk Carey were formerly Corporate General Partner and Individual General Partner, respectively. Carey Diversified is also the General Partner of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"). Registrant has entered into an agreement with Carey Management LLC ("Carey Management") pursuant to which Carey Management performs a variety of management services for Registrant.

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

            For the year ended December 31, 1997, revenues from properties occupied by Detroit Diesel Corporation ("Detroit Diesel"), Dr Pepper Bottling Company of Texas ("Dr Pepper"), Furon Company ("Furon"), Information Resources, Inc., and Red Bank Distribution, Inc. ("Red Bank") amounted to 20%, 14%, 12%, 10%, and 10% respectively, of the total operating revenues of Registrant. No other property owned by Registrant accounted for 10% or more of its total operating revenue during 1997. See Note 9 to the Financial Statements in Item 8. Audited financial statements for Detroit Diesel, a publicly-traded company, for the year ended December 31, 1996 and the unaudited financial statements for the nine month period ended September 30, 1997, reported revenues of $1,962,900,000 and $1,601,200,000, respectively, net income of $3,800,000 and $22,000,000, respectively, total assets of $1,112,600,000 and $1,143,600,000, respectively, and total shareholders' equity of $321,200,000 and $339,300,000 respectively.

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

            As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item
8. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index or Producer Price Index. Registrant's leases with Dr Pepper, NVRyan, Inc., and Red Bank include purchase options which are exercisable between 1999 and 2000 and provide for exercise prices which are the greater of fair market value, as defined in the lease, or a stated purchase amount. Registrant is seeking to resolve a dispute with Red Bank. Red Bank has had a history of late payments of rents, and, to date, had refused to pay assessments of additional rent (i.e., penalties and interest on late rent payments) as provided for in the lease. Registrant is currently negotiating with Red Bank and has reached a short-term agreement that will allow Red Bank to continue to occupy the property provided that it pays an agreed-upon amount within 60 days (May 4, 1998). Such amounts include payment of all overdue rents, additional assessments and reimbursement of Registrant's legal costs. Red Bank has accepted a judgment of termination. Registrant will have 60 days to enforce the judgment; however, Registrant will allow the judgment to lapse if Red Bank fulfills its commitment under the short-term agreement. There is no assurance that Red Bank will fulfill the terms of the agreement. Lockheed Martin Corporation has elected to an extension term of five years commencing August 8, 1998. Subsequent to December 31, 1997, Registrant's 50% interest in a joint venture which owns the Lockheed Martin Corporation property has been converted to a tenancy-in-common.

            Since Registrant's objective has been to invest in long-term net leases for properties which are occupied by a single corporate tenant backed by the credit of the corporate lessee, Registrant's properties are not generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy has been to identify properties which included operations of material importance to the lessee so that the lessee would be more likely to extend its lease beyond the initial term. Competitive conditions of local and regional real estate markets may have a more material affect on Registrant as leases terminate in the future; however, Registrant believes that its strategy may reduce its exposure to such competitive conditions. Most of Registrant's leases do not expire until after the year 2000. Accordingly, Registrant believes it is currently more affected by the financial conditions of its lessees rather than the competitive conditions of the real estate marketplace. Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

            In connection with the purchase of its properties, Registrant required sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that Registrant's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

            On October 16, 1997, Registrant distributed a Consent Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate Registrant with the other CPA(R) Partnerships. Proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, were approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 3,233 holders representing 58,990 of the 59,918 limited partnership units exchanged such units for 3,104,644 Listed Shares with 41 holders with the remaining 928 limited partnership units exchanging such units for Subsidiary Partnership Units. The former General Partners received 177 Listed Shares for their interest in their share of the appreciation in Registrant properties.

            The Listed Shares are listed on the New York Stock Exchange. The Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in Registrant prior to the Consolidation, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of Registrant's properties. The date of such an appraisal is to be no later than December 31, 2002.

            Registrant does not have any employees. Carey Management, an affiliate of the General Partner of Registrant, performs accounting, secretarial and transfer services for Registrant. Chase Mellon Shareholder Services, Inc. performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services for Registrant.

            Registrant's management company has responsibility for maintaining Registrant's books and records. An affiliate of the management company services the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on Registrant's operations; however, such assessment has not been completed. Registrant relies on its bank and transfer agent for certain computer related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect Registrant.

Item 2.     Properties.

            Registrant's properties are as follows:

LEASE                                                                           TYPE OF OWNERSHIP
OBLIGOR                  TYPE OF PROPERTY          LOCATION                     INTEREST
-------                  ----------------          --------                     --------
LOCKHEED MARTIN          Office/Research           King of Prussia,             Ownership of a 50%
CORPORATION              Facility                  Pennsylvania                 interest in
                                                                                land and building (1)

NVRYAN, INC.             Office                    Pittsburgh,                  Ownership of land
                         Buildings                 Pennsylvania                 and buildings (1)

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

ORBITAL SCIENCES         Engineering &             Chandler,                    Ownership of a 58%
CORPORATION              Fabrication               Arizona                      interest in land
                         Facility                                               and buildings (1)

PEPSICO, INC.            Distribution              Houston,                     Ownership of land
                         Facility                  Texas                        and buildings

QUEBECOR PRINTING,       Office/                   Dekalb County,               Ownership of a 73.57%
INC.                     Manufacturing             Georgia                      interest in land
                         Facility                                               and buildings (1)

FURON                    Manufacturing,            New Haven,                   Ownership of a 67.72%
COMPANY                  Office and                Connecticut;                 interest in a limited
                         Warehouse                 Mickelton,                   liability company
                         Facilities                New Jersey;                  which owns land
                                                   Aurora (2) and Mantua,       and buildings (1)
                                                   Ohio; and Bristol,
                                                   Rhode Island;

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

LEASE                                                                           TYPE OF OWNERSHIP
OBLIGOR                  TYPE OF PROPERTY          LOCATION                     INTEREST
-------                  ----------------          --------                     --------
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

            The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                   Registrant's
                   Share                           Current      Lease
Lease              of Current         Square       Rent Per     Expiration    Renewal   Ownership              Terms of
Obligor            Annual Rents       Footage      Sq.Ft.(1)    (Mo/Year)     Terms     Interest               Purchase Option
-----------        ------------       -------      ---------    ---------     -------   ---------------        ---------------
Detroit            $ 2,926,447      2,730,750       $1.34         06/10         YES     80% interest;          N/A
Diesel                                                                                  remaining
Corporation(2)                                                                          interest owned
                                                                                        by Corporate
                                                                                        Property Associates
                                                                                        8 ("CPA(R):8")

Dr Pepper            1,999,000        721,947        5.54         06/14         YES     50% interest;          The greater of
Bottling                                                                                remaining              fair market value
Co. of Texas(2)                                                                         interest owned         of the property
                                                                                        by CPA(R):8            and $14,100,000

Furon                1,636,149        699,870        3.45         07/07         YES     67.72% interest;       N/A
Company(2)                                                                              remaining
                                                                                        interest owned
                                                                                        by CPA(R):8





Red Bank             1,400,567        589,150        2.29         07/15         YES     100%                   The greater of
Distribution,                                                                                                  fair market value
Inc.(2)                                                                                                        of the property
                                                                                                               and $10,638,000 and
                                                                                                               any prepayment
                                                                                                               penalty.

NVRyan,                938,046         78,000       12.03         05/14         YES     100%                   The greater of
Inc.(2)                                                                                                        fair market value
                                                                                                               of the property
                                                                                                               and $11,700,000 and
                                                                                                               any prepayment
                                                                                                               penalty.

Orbital              1,249,169        280,000        7.95         09/09         YES     58% interest;          N/A
Sciences                                                                                remaining
Corporation(2)                                                                          interest owned
                                                                                        by CPA(R):8

Quebecor             1,101,114        432,559        3.46         12/09         YES     73.57% interest;       N/A
Printing, Inc.(2)                                                                       remaining
                                                                                        interest owned
                                                                                        by CPA(R):8


Childtime              413,638         83,694       14.57         01/16         YES     33.93% interest;       N/A
Childcare                                                                               remaining
Inc.(2)                                                                                 interest owned
                                                                                        by Corporate
                                                                                        Property Associates
                                                                                        10 Incorporated
                                                                                        ("CPA(R):10")

                   Registrant's
                   Share                           Current      Lease
Lease              of Current         Square       Rent Per     Expiration    Renewal   Ownership              Terms of
Obligor            Annual Rents       Footage      Sq.Ft.(1)    (Mo/Year)     Terms     Interest               Purchase Option
-----------        ------------       -------      ---------    ---------     -------   ---------------        ---------------
Information         $1,457,788        252,000      $17.36         09/05         YES     33.33% limited          N/A
Resources,                                                                              partner interest;
Inc.(2)                                                                                 remaining interest
                                                                                        owned by CPA(R):10

Titan                  485,084        166,403       15.72          7/07         YES     18.54% limited          N/A
Corporation(2)                                                                          partner interest;
                                                                                        remaining interest
                                                                                        owned by CPA(R):10

Lockheed               467,093         88,578       10.55          7/98         YES     50% joint venture       N/A
Martin                                                                                  interest; remaining
Corporation(2)                                                                          interest owned
                                                                                        by CPA(R):8

(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.

(2)   These properties are encumbered by limited recourse mortgages.

Item 3.     Legal Proceedings.

            As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Information with respect to matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997 is hereby incorporated by reference to page 25 of Registrant's Annual Report contained in Appendix A.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.

            Information with respect to Registrant's common equity is hereby incorporated by reference to page 25 of Registrant's Annual Report contained in Appendix A.

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


Item 8.     Financial Statements and Supplementary Data.

            The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 19 of Registrant's Annual Report contained in Appendix A:

      (i)   Report of Independent Accountants.
      (ii)  Consolidated Balance Sheets as of December 31, 1996 and 1997.
      (iii) Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.
      (iv) Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.
       (v)  Consolidated Statements of
            Cash Flows for the years ended December 31, 1995, 1996 and 1997.
      (vi)  Notes to Consolidated Financial Statements.

Item 9.     Disagreements on Accounting and Financial Disclosure.

            NONE

                                                                  PART III


Item 10.    Directors and Executive Officers of the Registrant.

            Registrant has no officers or directors. The directors and executive officers of the General Partner, Carey Diversified LLC, are as follows:

                                                                             Has Served as a
                                                                             Director and/or
     Name                     Age    Positions Held                          Officer Since (1)
     ----                     ---    --------------                          -----------------
Francis J. Carey              72     Chairman of the Board                          1/98
                                     Chief Executive Officer
                                     Director

William Polk Carey            67     Chairman of the Executive Committee            1/98
                                     Director

Steven M. Berzin              47     Vice Chairman                                  1/98
                                     Chief Legal Officer
                                     Director

Gordon F. DuGan               31     President                                      1/98
                                     Chief Acquisitions Officer
                                     Director

Donald E. Nickelson           64     Chairman of the Audit Committee                1/98
                                     Director

Eberhard Faber, IV            61     Director                                       1/98

Barclay G. Jones III          37     Director                                       1/98

Lawrence R. Klein             77     Director                                       1/98

Charles C. Townsend, Jr.      69     Director                                       1/98

Reginald Winssinger           55     Director                                       1/98

Claude Fernandez              45     Executive Vice President                       1/98
                                     - Financial Operations

John J. Park                  33     Executive Vice President                       1/98
                                     Chief Financial Officer
                                     Treasurer

H. Augustus Carey             40     Senior Vice President                          1/98
                                     Secretary

Samantha K. Garbus            29     Vice President - Asset Management              1/98

Susan C. Hyde                 29     Vice President - Shareholder Services          1/98

Robert C. Kehoe               37     Vice President - Accounting                    1/98

Edward V. LaPuma              24     Vice President - Acquisitions                  1/98

            William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

            A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

            Francis J. Carey, Chairman of the Board, Chief Executive Officer and Director, was elected President and a Managing Director of W. P. Carey & Co. ("W.P. Carey") in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania.

            Gordon F. DuGan, President, Chief Acquisitions Officer and Director, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer.

            Steven M. Berzin, Vice Chairman, Chief Legal Officer and Director, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School..

            Donald E. Nickelson, Chairman of the Audit Committee and Director, serves as Chairman of the Board and a Director of Greenfield Industries, Inc. and a Director of Allied Healthcare Products, Inc. Mr. Nickelson is Vice-Chairman and a Director of the Harbor Group, a leverage buy-out firm. He is also a Director of Sugen Corporation and D.T.I. Industries, Inc. and a Trustee of mainstay Mutual Fund Group. From 1986 to 1988, Mr. Nickelson was President of PaineWebber Incorporated; from 1988 to 1990, he was President of the PaineWebber Group; and from 1980 to 1993 a Director. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Incorporated and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors, including Wyndham Baking Co., Inc., Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is the former Chairman of the Pacific Stock Exchange.

            William Polk Carey, Chairman of the Executive Committee and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

            Eberhard Faber IV, is currently a Director of PNC Bank, N.A., Chairman of the Board and Director of the newspaper Citizens Voice, a Director of Ertley's Motorworld, Inc., Vice-Chairman of the Board of King's College and a Director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the Director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several companies, including First Eastern bank from 1980 to 1993.

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

            Lawrence R. Klein, Director, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

            Charles C. Townsend, Jr., Director, currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend serves as Director of CIP(TM) and CPA(R)14.

            Reginald Winssinger, Director, is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. Mr. Winssinger is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

            Claude Fernandez, Executive Vice President - Financial Operations, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

            John J. Park, Executive Vice President, Chief Financial Officer and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            H. Augustus Carey, Senior Vice President and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            Samantha K Garbus, Vice President - Director of Asset Management, became a Second Vice President of W.P. Carey in April 1995 and a Vice President in April 1997. Ms. Garbus joined W. P. Carey as a Property Management Associate in January 1992. Ms. Garbus received a B.A. in History from Brown University in May 1990 and an M.B.A. from the Stern School of New York University in January 1997.

            Susan C. Hyde, Vice President - Director of Shareholder Services, joined W. P. Carey in 1990, became a Second Vice President in April 1995 and a Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990 where she received a B.S. in Business Administration with a concentration in Marketing and a B.A. in English.

            Robert C. Kehoe, Vice President - Accounting, joined W.P. Carey as a Senior Accountant in 1987. Mr. Kehoe became a Second Vice President of W. P. Carey in April 1992 and a Vice President in July 1997. Prior to joining the company, Mr. Kehoe was associated with Deloitte, Haskins & Sells for three years and was Manager of Financial Controls at CBS Educational and Professional Publishing for two years. Mr. Kehoe received a B.S. in Accounting from Manhattan College in 1982 and an M.B.A. in Finance from Pace University in 1993.

            Edward V. LaPuma, Vice President - Acquisitions, joined W. P. Carey as an Assistant to the Chairman in July 1995, became a Second Vice President in July 1996 and a Vice President in April 1997. A graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a Concentration in Finance from the Wharton School.

Item 11.    Executive Compensation.

            Until January 1, 1998, under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9% of Distributable Cash From Operations, as defined, was payable to the former Corporate General Partner and 1% of Distributable Cash From Operations was payable to the former Individual General Partner. The former Corporate General Partner and the former Individual General Partner received $509,066 and $56,563, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1997. As owner of 100 Limited Partnership Units, the Corporate General Partner received cash distributions of $10,370 ($103.70 per unit) during the year ended December 31, 1997.

See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1997.

            In the future, a special limited partner, Carey Management LLC, will receive 9% of Distributable Cash From Operations, and, a special limited partner, William Polk Carey, the former Individual General Partner will receive 1% of Distributable Cash From Operations and each will be allocated the same percentage of the profits and losses of Registrant.

Item 12.    Security Ownership of Certain Beneficial Owners and
                  Management.

            As of December 31, 1997, no person owned of record other than William Polk Carey, or was known by Registrant to own beneficially more than 5% of Registrant.

            The following table sets forth as of March 25, 1998 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                         Number of Listed
                                 Name of                 Shares and Nature of         Percent
Title of Class              Beneficial Owner             Beneficial Ownership         of Class
--------------              ----------------             --------------------         --------
Listed Shares               William Polk Carey
                            Francis J. Carey
                            Steven M. Berzin
                            Gordon F. DuGan
                            Donald E. Nickelson
                            Eberhard Faber IV
                            Barclay G. Jones III
                            Lawrence R. Klein
                            Charles C. Townsend, Jr.
                            Reginald Winssinger
                            John J. Park
                            Claude Fernandez
                            H. Augustus Carey
                            Samantha K. Garbus
                            Susan C. Hyde
                            Robert C. Kehoe
                            Edward V. LaPuma

All executive officers
and directors as a
group (17 persons)

            In connection with the Consolidation of Registrant into Carey Diversified LLC, effective January 1, 1998, no officer or director, other than William Polk Carey, owns a direct interest in Registrant. William Polk Carey owns a 1% interest in Registrant as a special limited partner and has a controlling interest in Carey Management LLC which owns a 9% interest in Registrant as a special limited partner. Effective January 1, 1998, Carey Diversified owns an approximate 89% interest in Registrant.

            There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.

Item 13.    Certain Relationships and Related Transactions.

            For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary, until July 1997, of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

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

            The following financial statements are filed as a part of this
Report:

Report of Independent Accountants.

Consolidated Balance Sheets, December 31, 1996 and 1997.

Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.

Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

Notes to Consolidated Financial Statements.

The financial statements are hereby incorporated by reference to pages 5 to 19 of Registrant's Annual Report contained in Appendix A.

(a)   2.    Financial Statement Schedule:

            The following schedule is filed as a part of this Report:

Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1997.

Notes to Schedule III.

Schedule III and notes thereto are hereby incorporated by reference to pages 20 to 22 of Registrant's Annual Report contained in Appendix A.

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

 4.40            Agreement between Furon Company ("Furon"),                          Filed as Exhibit 28(I)(47)
                 Lenders, Registrant and CPA:(R)8 regarding the                      to Registrant's Post
                 condition of title to Mantua Premises.                              Effective Amendment
                                                                                     No. 3 to Form S-11

Exhibit                                                                              Method of
  No.            Description                                                         Filing
-------          -----------                                                         ---------
 4.41            $3,886,181.16 Mortgage Note dated July 20, 1990                     Filed as Exhibit 4.1
                 from Registrant, as Borrower, to Red Bank                           to Registrant's Form 8-K
                 Distribution, Inc. ("Red Bank"), as Lender.                         dated August 10, 1990

 4.42            Open End Mortgage, Security Agreement and Assignment                Filed as Exhibit 4.2
                 of Rents, Income and Proceeds dated July 20, 1990                   to Registrant's Form 8-K
                 from Registrant, as Mortgagor, to Red Bank, as Mortgagee.           dated August 10, 1990

 4.43            First Amendment to Open End Mortgage, Security                      Filed as Exhibit 4.3
                 Agreement and Assignment of Rents, Income and                       to Registrant's Form 8-K
                 Proceeds dated July 20, 1990 by and between Registrant,             dated August 10, 1990
                 as Mortgagor, and Red Bank, as Mortgagee.

 4.44            $3,113,818.54 Purchase Money Mortgage                               Filed as Exhibit 4.4
                 Note dated July 20, 1990 from Registrant,                           to Registrant's Form 8-K
                 as Maker, to Red Bank, as Payee.                                    dated August 10, 1990

 4.45            Open End Mortgage Deed and Security Agreement dated                 Filed as Exhibit 4.5
                 July 20, 1990 from Registrant, as Grantor, to Red Bank,             to Registrant's Form 8-K
                 as Grantee, with Subordination.                                     dated August 10, 1990

 4.46            Amendment to Open End Mortgage, Security Agreement                  Filed as Exhibit 4.6
                 and Assignment of Rents, Income and Proceeds dated                  to Registrant's Form 8-K
                 July 20, 1990 by and between Red Bank, as Mortgagor,                dated August 10, 1990
                 and Hunter Savings Association, as Mortgagee.

 4.47            $23,500,000 Note Secured by First Real Estate Lien dated            Filed as Exhibit 4.1
                 September 27, 1990 from Randolph/Clinton Limited                    to Registrant's Form 8-K
                 Partnership ("Randolph/Clinton"), as Maker, to The Mutual           dated October 30, 1990
                 Life Insurance Company of New York ("MONY"), as Payee.

 4.48            Mortgage and Security Agreement dated                               Filed as Exhibit 4.2
                 September 27, 1990 from Randolph/Clinton,                           to Registrant's Form 8-K
                 as Mortgagor, to MONY, as Mortgagee.                                dated October 30, 1990

 4.49            Assignment of Lessor's Interest in                                  Filed as Exhibit 4.3
                 Leases dated September 27, 1990 from                                to Registrant's Form 8-K
                 Randolph/Clinton, as Assignor, to MONY, as Assignee.                dated October 30, 1990

 4.50            $11,700,000.00 Promissory Note dated July 9, 1991                   Filed as Exhibit 10.2
                 from Torrey Pines Limited Partnership ("Torrey Pines"),             to Registrant's Form 8-K
                 as Borrower to The Northwestern Mutual Life Insurance               dated September 12, 1991
                 Company ("Northwestern"), as Lender.

 4.51            Deed of Trust and Security Agreement, dated July 9,                 Filed as Exhibit 10.3
                 1991 between Torrey Pines and Northwestern.                         to Registrant's Form 8-K
                                                                                     dated September 12, 1991

 4.52            Absolute Assignment of Leases and Rents,                            Filed as Exhibit 10.4
                 dated July 9, 1991 from Torrey Pines, as                            to Registrant's Form 8-K
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

28.5             Letter of Intent dated September 28, 1988                           Exhibit 28 (D) to
                 Relating to the Purchase by Registrant of                           Registration Statement
                 Property in Pittsburgh, Pennsylvania                                (Form S-11) No. 33-26399

28.6             Seller's Certificate dated May 15, 1989 from                        Filed as Exhibit 28 (D)(2)
                 Ryan Homes, Inc., as Seller, to Registrant,                         To Registrant's Post
                 as Purchaser                                                        Effective Amendment
                                                                                     No. 1 to Form S-11


28.7             Deed dated May 15, 1989 from Ryan Homes, Inc.,                      Filed as Exhibit 28 (D)(3)
                 as Grantor, to Registrant, as Grantee                               To Registrant's Post
                                                                                     Effective Amendment
                                                                                     No. 1 to Form S-11

Exhibit                                                                              Method of
  No.            Description                                                         Filing
-------          -----------                                                         ---------
28.8             Deed dated May 15, 1989 from Allegheny County                       Filed as Exhibit 28 (D)(4)
                 Industrial Development Authority, as Grantor,                       To Registrant's Post
                 to Registrant, as Grantee                                           Effective Amendment
                                                                                     No. 1 to Form S-11

28.9             Bill of Sale dated May 15, 1989 from Ryan                           Filed as Exhibit 28 (D)(5)
                 Homes, Inc., as Seller, to Registrant,                              To Registrant's Post
                 as Purchaser                                                        Effective Amendment
                                                                                     No. 1 to Form S-11

28.10            Bill of Sale dated May 15, 1989 from                                Filed as Exhibit 28 (D)(6)
                 Allegheny County Industrial Development                             To Registrant's Post
                 Authority, as Seller, to Registrant, as                             Effective Amendment
                 Purchaser                                                           No. 1 to Form S-11

28.11            Seller's/Lessee's Certificate dated June 28,                        Filed as Exhibit 28 (E)(9)
                 1989 from Dr Pepper, as Seller, to Registrant                       To Registrant's Post
                 and CPA(R):8 , as Purchaser                                         Effective Amendment
                                                                                     No. 1 to Form S-11

28.12            Warranty Deed dated June 28, 1989 from                              Filed as Exhibit 28 (E)(10)
                 Dr Pepper, as Grantor, to Registrant and                            To Registrant's Post
                 CPA(R):8, as Grantee, for Irving, Texas property                    Effective Amendment
                                                                                     No. 1 to Form S-11

28.13            Warranty Deed dated June 28, 1989 from                              Filed as Exhibit 28 (E)(11)
                 Dr Pepper, as Grantor, to Registrant and                            To Registrant's Post
                 CPA(R):8, as Grantee, for Houston, Texas property                   Effective Amendment
                                                                                     No. 1 to Form S-11

28.14            Bill of Sale dated June 28, 1989 from                               Filed as Exhibit 28 (E)(12)
                 Dr Pepper, as Seller, to Registrant and                             To Registrant's Post
                 CPA(R):8, as Purchaser, for Irving, Texas                           Effective Amendment
                 property.                                                           No. 1 to Form S-11

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

28.16            General Warranty Deed dated June 23, 1989 from                      Filed as Exhibit 28 (C)(3)
                 D/S Corpus Christi Joint Venture ("D/S Corpus                       To Registrant's Post
                 Christi"), as Grantor, to Registrant, as Grantee                    Effective Amendment
                                                                                     No. 2 to Form S-11

28.17            Seller's Certificate dated June 23, 1989 from                       Filed as Exhibit 28 (C)(4)
                 D/S Corpus Christi to Registrant                                    To Registrant's Post
                                                                                     Effective Amendment
                                                                                     No. 2 to Form S-11

28.18            Bill of Sale dated June 23, 1989 from D/S                           Filed as Exhibit 28 (C)(5)
                 Corpus Christi to Registrant.                                       To Registrant's Post
                                                                                     Effective Amendment
                                                                                     No. 2 to Form S-11

Exhibit                                                                              Method of
  No.            Description                                                         Filing
-------          -----------                                                         ---------
28.19            Letter of Intent dated May 24, 1989 from                            Filed as Exhibit 28 (F)(1)
                 Registrant to Orbital Sciences Corporation II.                      To Registrant's Post
                                                                                     Effective Amendment
                                                                                     No. 2 to Form S-11

28.20            Bill of Sale dated September 29, 1989 from                          Filed as Exhibit 28 (F)(4)
                 SDC, as Seller, to Registrant and CPA(R):8,                         To Registrant's Post
                 as Purchaser.                                                       Effective Amendment
                                                                                     No. 2 to Form S-11

28.21            Seller's/Lessee's Certificate dated September 29,                   Filed as Exhibit 28 (F)(6)
                 1989 from SDC, as Seller, to Registrant and                         To Registrant's Post
                 CPA(R):8 as Purchaser.                                              Effective Amendment
                                                                                     No. 2 to Form S-11

28.22            Guarantor's Certificate dated September 29, 1989                    Filed as Exhibit 28 (F)(8)
                 from Orbital Sciences Corporation II, as                            to Registrant's Post
                 Guarantor, to Registrant and CPA(R):8 as Purchaser                  Effective Amendment
                                                                                     No. 2 to Form S-11

28.23            Construction Management Agreement dated                             Filed as Exhibit 28 (F)(9)
                 September 29, 1989 between Registrant and                           To Registrant's Post
                 CPA(R):8, as Owner, and SDC.                                        Effective Amendment
                                                                                     No. 2 to Form S-11

28.24            Assignment of Rights Under Construction                             Filed as Exhibit 28 (F)(10)
                 Contract dated September 29, 1989 from SDC,                         To Registrant's Post
                 as Assignor, to Registrant and CPA(R):8, as Assignee                Effective Amendment
                                                                                     No. 2 to Form S-11

28.25            Assignment of Rights Under Agreement dated                          Filed as Exhibit 28 (F)(11)
                 September 29, 1989 from SDC, as Assignor, to                        To Registrant's Post
                 Registrant and CPA(R):8, as Assignee                                Effective Amendment
                                                                                     No. 2 to Form S-11

28.26            Agreement of Purchase and Sale dated                                Filed as Exhibit 28 (G)(1)
                 June 6, 1989 between DDC, as Seller, and                            To Registrant's Post
                 Registrant, as Purchaser                                            Effective Amendment
                                                                                     No. 2 to Form S-11

28.27            Special Warranty Deed dated November 16, 1989                       Filed as Exhibit 28 (G)(2)
                 for DDC, as Grantor, to Registrant, as Grantee                      To Registrant's Post
                                                                                     Effective Amendment
                                                                                     No. 2 to Form S-11

28.28            Bill of Sale and Assignment of Incidental                           Filed as Exhibit 28 (G)(3)
                 Rights dated November 16, 1989 from DDC,                            To Registrant's Post
                 as Seller, to Registrant, as Purchaser                              Effective Amendment
                                                                                     No. 2 to Form S-11

28.29            Special Warranty Deed dated December 29, 1989                       Filed as Exhibit 28(H)(2)
                 from Footland Corporation ("Footland"), as                          to Registrant's Post
                 Grantor, to Registrant and CPA(R):8, as Grantee.                    Effective Amendment
                                                                                     No. 3 to Form S-11

Exhibit                                                                              Method of
  No.            Description                                                         Filing
-------          -----------                                                         ---------
28.30            Bill of Sale dated December 29, 1989 from                           Filed as Exhibit 28(H)(3)
                 Footland, as Seller, to Registrant and CPA(R):8,                    to Registrant's Post
                 as Grantee.                                                         Effective Amendment
                                                                                     No. 3 to Form S-11

28.31            Seller's Certificate dated December 29, 1989                        Filed as Exhibit 28(H)(4)
                 from Footland, as Seller, to Registrant and                         to Registrant's Post
                 CPA(R):8, as Purchaser.                                             Effective Amendment
                                                                                     No. 3 to Form S-11

28.32            Estoppel Certificate date November 14, 1989                         Filed as Exhibit 28 (G)(4)
                 from Pepsi Cola Company South, a division of                        To Registrant's Post
                 PepsiCo, Inc., as Tenant, to Registrant and DDC                     Effective Amendment
                                                                                     No. 2 to Form S-11

28.33            Deed dated January 29, 1990 from CHR                                Filed as Exhibit 28(I)(2)
                 Industries, as Grantor, to Registrant and                           to Registrant's Post
                 CPA(R):8, as Grantees (New Haven Premises).                         Effective Amendment
                                                                                     No. 3 to Form S-11

28.34            Bill of Sale date January 29, 1990 from CHR                         Filed as Exhibit 28(I)(3)
                 Industries, Inc. to Registrant and CPA(R):8                         to Registrant's Post
                 concerning the New Haven Premises.                                  Effective Amendment
                                                                                     No. 3 to Form S-11

28.35            Deed dated January 29, 1990 between Bunnell                         Filed as Exhibit 28(I)(4)
                 Plastics, Inc., as Grantor, and Registrant                          to Registrant's Post
                 and CPA(R):8, as Grantee (Mickleton Premises).                      Effective Amendment
                                                                                     No. 3 to Form S-11

28.36            Bill of Sale dated January 29, 1990 from                            Filed as Exhibit 28(I)(5)
                 Bunnell Plastics, Inc. to Registrant and                            to Registrant's Post
                 CPA(R):8 concerning the Mickleton Premises.                         Effective Amendment
                                                                                     No. 3 to Form S-11

28.37            Deed dated January 29, 1990 from the                                Filed as Exhibit 28(I)(6)
                 Fluorocarbon Company, which changed                                 to Registrant's Post
                 its name to Furon, as Grantor, and                                  Effective Amendment
                 and Registrant and CPA(R):8, as Grantees                            No. 3 to Form S-11
                 (Mantua Premises).

28.38            Deed dated January 29, 1990 from Furon,                             Filed as Exhibit 28(I)(8)
                 as Grantor, to Registrant and CPA(R):8,                             to Registrant's Post
                 as Grantees (Aurora Premises).                                      Effective Amendment
                                                                                     No. 3 to Form S-11

28.39            Quitclaim Deed dated January 29, 1990 from                          Filed as Exhibit 28(I)(10)
                 Dixon Industries Corporation, as Grantor,                           to Registrant's Post
                 to Registrants and CPA(R):8, as Grantees                            Effective Amendment
                 (Bristol Premises).                                                 No. 3 to Form S-11

28.40            Bill of Sale dated January 29, 1990 from                            Filed as Exhibit 28(I)(11)
                 Dixon Industries Corporation to Registrant                          to Registrant's Post
                 and CPA(R):8 concerning the Bristol Premises.                       Effective Amendment
                                                                                     No. 3 to Form S-11

Exhibit                                                                              Method of
  No.            Description                                                         Filing
-------          -----------                                                         ---------
28.41            Bill of Sale dated January 29, 1990 from Furon                      Filed as Exhibit 28(I)(15)
                 to Registrant and CPA(R):8 concerning the Mantua                    to Registrant's Post
                 Premises, the Twinsburg Premises, the Aurora                        Effective Amendment
                 Premises, the Liverpool Premises and the                            No. 3 to Form S-11
                 Milwaukee Premises.

28.42            Seller's/Lessee's Certificate dated January 29,                     Filed as Exhibit 28(I)(16)
                 1990 from Furon, as Seller, to Registrant and                       to Registrant's Post
                 CPA(R):8, as Purchaser, and Commercial Union,                       Effective Amendment
                 Ministers, North Atlantic, Northern, Northwestern,                  No. 3 to Form S-11
                 and Texas Life (collectively referred to as Lenders)
                 concerning the Aurora, Mantua, Twinsburg, Liverpool,
                 Mt. Pleasant and Milwaukee Premises.

28.43            Seller's Certificate dated January 29, 1990 from                    Filed as Exhibit 28(I)(17)
                 CHR Industries, Inc., as Seller, to Registrant                      to Registrant's Post
                 and CPA(R):8, as Purchaser and Lenders (New Haven                   Effective Amendment
                 Premises).                                                          No. 3 to Form S-11

28.44            Seller's Certificate dated January 29, 1990 from                    Filed as Exhibit 28(I)(18)
                 Bunnell Plastics, Inc., as Seller, to Registrant                    to Registrant's Post
                 and CPA(R):8, as Purchaser and Lenders (Mickleton                   Effective Amendment
                 Premises).                                                          No. 3 to Form S-11

28.45            Seller's Certificate dated January 29, 1990 from                    Filed as Exhibit 28(I)(19)
                 Dixon Industries Corporation, as Seller, to                         to Registrant's Post
                 Registrant and CPA(R):8, as Purchaser and Lenders                   Effective Amendment
                 (Bristol Premises).                                                 No. 3 to Form S-11

28.46            General Warranty Deed from DDC to Registrant                        Filed as Exhibit 28.1
                 and CPA(R):8.                                                       to Registrant's Form 8-K
                                                                                     dated July 16, 1990

28.47            Bill of Sale from DDC to Registrant and                             Filed as Exhibit 28.2
                 CPA(R):8.                                                           to Registrant's Form 8-K
                                                                                     dated July 16, 1990

28.48            Assignment of Leases and Agreements                                 Filed as Exhibit 28.3
                 from DDC to Registrant and CPA(R):8.                                to Registrant's Form 8-K
                                                                                     dated July 16, 1990

28.49            Co-Tenancy Agreement between Registrant                             Filed as Exhibit 28.4
                 and CPA(R):8.                                                       to Registrant's Form 8-K
                                                                                     dated July 16, 1990

Exhibit                                                                              Method of
  No.            Description                                                         Filing
-------          -----------                                                         ---------
28.50            Guaranty and Suretyship Agreement dated July 20, 1990               Filed as Exhibit 28.1
                 from Morley P. Thompson ("Thompson"), as Guarantor,                 to Registrant's Form 8-K
                 to Registrant, as Landlord.                                         dated August 10, 1990

28.51            Sublease dated July 20, 1990 by and between Red                     Filed as Exhibit 28.2
                 Bank, as Landlord, and Stearns Technical Textiles                   to Registrant's Form 8-K
                 ("Stearns"), as Tenant.                                             dated August 10, 1990

28.52            Equipment Lease dated July 20, 1990 by                              Filed as Exhibit 28.3
                 and between Red Bank, as Lessor , and                               to Registrant's Form 8-K
                 Stearns, as Lessee.                                                 dated August 10, 1990

28.53            Assignment of Equipment Lease and Security                          Filed as Exhibit 28.4
                 Agreement dated July 20, 1990 from Red                              to Registrant's Form 8-K
                 Bank, as Tenant, to Registrant, as Landlord.                        dated August 10, 1990

28.54            Sublease Agreement dated July 20, 1990 by and                       Filed as Exhibit 28.5
                 between Red Bank, as Landlord, and M-West                           to Registrant's Form 8-K
                 Mortgage Corporation ("M-West"), as Tenant.                         dated August 10, 1990

28.55            Assignment of Subleases, Rents and Guaranties                       Filed as Exhibit 28.6
                 dated July 20, 1990 from Red Bank, as                               to Registrant's Form 8-K
                 Tenant, to Registrant, as Landlord.                                 dated August 10, 1990

28.56            Guaranty and Suretyship Agreement dated July 20, 1990               Filed as Exhibit 28.7
                 from The Thompson Trust (the "Trust"), Patricia S. Thompson,        to Registrant's Form 8-K
                 beneficiary of Trust, and Thompson, beneficiary of Trust,           dated August 10, 1990
                 (collectively "Grantor") to Red Bank, as Sublandlord.

28.57            Guaranty and Suretyship Agreement dated                             Filed as Exhibit 28.8
                 July 20, 1990 from M-West, as Guarantor,                            to Registrant's Form 8-K
                 to Red Bank, as Sublandlord.                                        dated August 10, 1990

28.58            Stock Pledge Agreement dated July 20, 1990                          Filed as Exhibit 28.9
                 by and between Thompson, as Pledgor, and                            to Registrant's Form 8-K
                 the Registrant, as Pledgee.                                         dated August 10, 1990

28.59            Agreement of Limited Partnership dated September 21,                Filed as Exhibit 28.1
                 1990 between 564 Randolph Co. #2 ("564 Randolph")                   to Registrant's Form 8-K
                 and North Clinton Corporation ("NCC").                              dated October 30, 1990

28.60            Assignment of Partnership Interests dated September 27, 1990        Filed as Exhibit 28.2
                 from 564 Randolph and NCC, as Assignors, to Registrant              to Registrant's Form 8-K
                 and QRS 10-1 (ILL), Inc. ("QRS 10-1"), as Assignees.                dated October 30, 1990

28.61            Amended and Restated Agreement of Limited Partnership               Filed as Exhibit 28.3
                 dated September 27, 1990 between Registrant and                     to Registrant's Form 8-K
                 QRS 10-1, joined by 564 Randolph and NCC.                           dated October 30, 1990

Exhibit                                                                              Method of
  No.            Description                                                         Filing
-------          -----------                                                         ---------
28.62            Warranty Deed dated September 27, 1990 from 564 Randolph            Filed as Exhibit 28.4
                 to Randolph/Clinton; Trustee's Deed dated September 20, 1990        to Registrant's Form 8-K
                 from American National Bank and Trust Company of Chicago,           dated October 30, 1990
                 to Randolph/Clinton, Trustee's Deed dated September 20, 1990 from LaSalle National Trust, N.A., as Successor Trustee to
                 LaSalle National Bank, Trustee, to 564 Randolph.

28.63            Bill of Sale dated September 25, 1990 from 564 Randolph to          Filed as Exhibit 28.5
                 Randolph/Clinton; Bill of Sale dated September 25, 1990             to Registrant's Form 8-K
                 from NCC to Randolph/Clinton; Bill of Sale dated                    dated October 30, 1990
                 September 25, 1990 from IRI to 564 Randolph.

28.64            General Warranty Deed dated July 9, 1991 from                       Filed as Exhibit 28.1
                 Titan Linkabit Corporation to Torrey Pines.                         to Registrant's Form 8-K
                                                                                     dated September 12, 1991

28.65            Bill of Sale dated July 9, 1991 from Titan                          Filed as Exhibit 28.2
                 Linkabit Corporation to Torrey Pines.                               to Registrant's Form 8-K
                                                                                     dated September 12, 1991

28.66            Prospectus of Registrant                                            Filed as Exhibit 28.72
                 dated March 21, 1989.                                               to Registrant's Form 10-K/A
                                                                                     dated September 27, 1993

28.67            Supplement dated June 27, 1989                                      Filed as Exhibit 28.73
                 to Prospectus dated March 21, 1989.                                 to Registrant's Form 10-K/A
                                                                                     dated September 27, 1993

28.68            Supplement dated October 23, 1989                                   Filed as Exhibit 28.74
                 to Prospectus dated March 21, 1989.                                 to Registrant's Form 10-K/A
                                                                                     dated September 27, 1993

28.69            Supplement dated January 22, 1990                                   Filed as Exhibit 28.75
                 to Prospectus dated March 21, 1989.                                 to Registrant's Form 10-K/A
                                                                                     dated September 27, 1993

28.70            Supplement dated March 9, 1990                                      Filed as Exhibit 28.76
                 to Prospectus dated March 21, 1989.                                 to Registrant's Form 10-K/A
                                                                                     dated September 27, 1993

      (b)   Reports on Form 8-K

            The Registrant has filed a report on Form 8-K dated January 1, 1998 pursuant to Item 5 - Other Events (EX-99.1 Press Release From W.P. Carey & Co., Inc. (December 17, 1997)).

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORPORATE PROPERTY ASSOCIATES 9, L.P.
                              - a Delaware limited partnership

                              BY:   CAREY DIVERSIFIED LLC

03/25/98                      BY:   /s/ John J. Park
--------                            ----------------------------------
 Date                               John J. Park
                                    Executive Vice President, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              BY:   CAREY DIVERSIFIED LLC

03/25/98                      BY:   /s/ Francis J. Carey
--------                            ----------------------------------
 Date                               Francis J. Carey
                                    Chairman of the Board, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)

03/25/98                      BY:   /s/ William P. Carey
--------                            ----------------------------------
 Date                               William P. Carey
                                    Chairman of the Executive Committee and
                                    Director

03/25/98                      BY:   /s/ Steven M. Berzin
--------                            ----------------------------------
 Date                               Steven M. Berzin
                                    Vice Chairman, Chief Legal Officer and
                                    Director

03/25/98                      BY:   /s/ Gordon F. DuGan
--------                            ----------------------------------
 Date                               Gordon F. DuGan
                                    President, Chief Acquisitions Officer and
                                    Director

03/25/98                      BY:   /s/ Donald E. Nickelson
--------                            ----------------------------------
 Date                               Donald E. Nickelson
                                    Chairman of the Audit Committee and Director

03/25/98                      BY:   /s/ Eberhard Faber IV
--------                            ----------------------------------
 Date                               Eberhard Faber IV
                                    Director

03/25/98                      BY:   /s/ Barclay G. Jones, III
--------                            ----------------------------------
 Date                               Barclay G. Jones, III
                                    Director

03/25/98                      BY:   /s/ Dr. Lawrence R. Klein
--------                            ----------------------------------
 Date                               Dr. Lawrence R. Klein
                                    Director

03/25/98                      BY:   /s/ Charles C. Townsend, Jr.
--------                            ----------------------------------
 Date                               Charles C. Townsend, Jr.
                                    Director

03/25/98                      BY:   /s/ Reginald Winssinger
--------                            ----------------------------------
 Date                               Reginald Winssinger
                                    Director

03/25/98                      BY:   /s/ John J. Park
--------                            ----------------------------------
 Date                               John J. Park
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial Officer)

03/25/98                      BY:   /s/ Claude Fernandez
--------                            ----------------------------------
 Date                               Claude Fernandez
                                    Executive Vice President - Financial
                                    Operations
                                    (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K



                      CORPORATE PROPERTY ASSOCIATES 9, L.P.
                        - a Delaware limited partnership



                                                              1997 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In thousands except per unit amounts)

                                            1993          1994          1995          1996          1997
                                            ----          ----          ----          ----          ----
OPERATING DATA:

     Revenues                             $ 12,217      $ 11,612      $ 11,947      $ 12,075      $ 11,986

     Income before
       extraordinary item                    3,866         3,908         3,189         5,175         4,686

     Income before
       extraordinary item
       allocated:
       To General Partners                     387           391           319           517           469
       To Limited Partners                   3,479         3,517         2,870         4,658         4,217
       Per unit                              58.07         58.69         47.91         77.73         70.38

     Distributions attributable (1):
       To General Partners                     557           560           562           566           549
       To Limited Partners                   5,013         5,037         5,060         5,084         4,941
       Per unit                              83.66         84.06         84.46         84.85         82.46

     Payment of mortgage
       principal (2)                           465           530           766         1,465         1,620


BALANCE SHEET DATA:

     Total assets                          105,608       104,024       101,072        98,518       101,429

     Long-term obligations (3)              56,626        56,799        55,503        45,134        53,577

(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year. The distribution attributable to the fourth quarter of 1997 was paid to Limited Partners in December 1997.
(2)   Represents scheduled mortgage principal amortization paid.
(3)   Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Results of Operations

            Net income for the year ended December 31, 1997 decreased by $489,000 as compared with the year ended December 31, 1996. The decrease in net income was primarily due to increases in property and general and administrative expenses and was partially offset by a decrease in interest expense and depreciation. Lease revenues (rental income and interest income from direct financing leases) were stable.

            The increase in general and administrative costs was due to certain administrative costs incurred in connection with structuring the Consolidation of the Partnership into Carey Diversified LLC. The increase in property expenses resulted from the Partnership's dispute with Red Bank Distribution, Inc. Such expenses included the costs of litigation related to the Partnership's motions to terminate the Red Bank lease and establishing reserves for uncollected rent from Red Bank. The decrease in interest expense was due to the benefit of refinancing the mortgage loans on the Childtime Childcare, Inc. and Furon Company properties in December 1996 and June 1997, respectively, at lower rates of interest as well as the continuing amortization of the Partnership's other limited recourse mortgage loans. The decrease in depreciation expense was solely due to the reclassification of an operating lease with Furon to a direct financing lease during the year. On December 31, 1997, Corporate Property Associates 8, L.P., an affiliate contributed its 32.28% tenants-in-common interest in the Furon properties to a limited liability company in which the Partnership owns the remaining 67.72% interest. As a result, the Partnership has recorded as minority interest $1,685,000 representing the net assets and liabilities contributed.

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

            The decrease in property expenses was due to the successful resolution of the Partnership's dispute with AmerSig, Inc. (currently Quebecor Printing Inc.) and, to a lesser extent, the end of the five-year period for charging property leasing fees. In 1992, the assets of the predecessor company of AmerSig were transferred to a creditor. In connection with the transfer, a newly-formed subsidiary of the creditor entered into a short-term sublease for the property. The Partnership opposed such action, asserting that it was contrary to the lease, and, therefore not permissible. In May 1996, the Partnership reached a settlement with the creditor and AmerSig in which all litigation was withdrawn, the sublease was terminated and a new lease, with rental terms equivalent to the prior lease with the predecessor company, was executed.

            The Amended Agreement of Limited Partnership provides that the Partnership incur a leasing fee payable to the Corporate General Partner of 3% of all pro rata cash basis rents attributable to the first five years of each lease. Such five-year period expired on all of the Partnership's leases between 1994 and 1996, and contributed to the decrease in property expenses in 1996. The decrease in interest expense was due to the commencement of principal payments in December 1995 on the $20,000,000 mortgage loan on the Detroit Diesel Corporation properties. The loan, which represented approximately 30% of the Partnership's mortgage indebtedness at that time, is fully amortizing over 14 1/2 years. Lease revenues increased as a result of rent increases in the third quarter of 1995 on the Partnership's leases with Detroit Diesel and Red Bank, and, in the first quarter of 1996, on the Partnership's lease with Furon.


            The Partnership is seeking to resolve its dispute with Red Bank. Red Bank has had a history of late payment of rents and, to date, has refused to pay assessments of additional rent (i.e., penalties and interest on late rent payments) as provided for in its lease with the Partnership. The Partnership is currently negotiating with Red Bank, and, has reached a short-term agreement that will allow Red Bank to continue to occupy the property provided that it pays an agreed-upon amount within 60 days (May 4, 1998). Such amounts include payment of all overdue rents, additional assessments and reimbursement of the Partnership's legal costs. Red Bank has accepted a judgment of termination. The Partnership will have 60 days to enforce the judgment; however, the Partnership will allow the judgment to lapse if Red Bank fulfills its commitments under the short-term agreement. There is no assurance that Red Bank will fulfill the terms of the agreement.

In the event that Red Bank is evicted, the Partnership may elect to engage a manager to operate the Red Bank warehouse property as a multi-tenant property.

            The partnership has a 50% equity interest in a property leased to Lockheed Martin Company. Lockheed Martin has elected to an extension term of five years commencing August 1, 1998. Under the lease extension, the Partnership's share of annual cash flow from the equity interest in the Lockheed Martin lease will increase by $20,000. Subsequent to December 31, 1997, the equity interest has been converted to an undivided interest as a tenant-in-commmon.

            Because of the long-term nature of the Partnership's net leases, inflation and changes in prices have not unfavorably affected the Partnership's net income or had an impact on the continuing operations of the Partnership's properties. All of the Partnership's net leases have either periodic mandated rent increases, sales overrides or periodic rent increases based on formulas indexed to increases in the Consumer Price Index, and may have caps on such CPI increases.

Financial Condition:

            As of December 31, 1997, the Partnership had no cash on hand. The decrease in the cash balance was due to the distribution paid in December in connection with the Consolidation into Carey Diversified. Cash flow from operations and cash distributions received from equity investments totaled $6,919,000, and was $357,000 less than the funds needed to pay four quarterly distributions and scheduled mortgage principal payment installments. An affiliate of the General Partner has provided the Partnership with a short-term loan of $200,000. The Partnership will pay such loan back from its operating cash flow.

            The distribution paid in December 1997 resulted from an exchange transaction which occurred on January 1, 1998. The majority of the Partnership's Limited Partners and its General Partners approved a consolidation by merger with a subsidiary limited partnership of Carey Diversified, as proposed in the Consent Solicitation Statement/Prospectus of Carey Diversified, dated October 16, 1997. In connection with the merger, 3,233 Limited Partnership Unitholders of 58,990 Limited Partnership Units elected to exchange their limited partnership units for interests in Carey Diversified. The December 1997 distribution was intended to distribute funds in order to adjust the net assets of the Partnership with the estimate of Total Exchange Value, as defined in the Consent Solicitation Statement/Prospectus, of total assets.

            Limited Partners owning 928 Limited Partnership Units who did not elect to receive interests in Carey Diversified elected to retain a limited partnership interest as Subsidiary Partnership Unitholders. Subsidiary Partnership Units have economic interests and legal rights in the Partnership that are substantially similar to those of Limited Partnership Units and represent a direct ownership interest in the Partnership. The holders of Subsidiary Partnership Units will be paid a pro rata share of any distribution paid by the Partnership to Carey Diversified. The Partnership will continue to pay distributions on a quarterly basis until liquidating distributions are made, as described in the Consent Solicitation Statement/Prospectus. The objective with respect to Subsidiary Partnership Units will be to pay distributions as if the Consolidation never had occurred based upon the net cash flows generated by the Partnership.

            In the case of limited recourse mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment, but only to the extent of its interest in the property encumbered by such loan since the holder of each such obligation has recourse only to the property collateralizing such debt. The Partnership could refinance the loans, restructure the debt with existing lenders or sell the property and use the proceeds to satisfy the mortgage debt. The first priority loan on the Red Bank property of $2,585,000 continues to be extended on a short-term basis. The lender has continued to accept monthly payments and has not sought to accelerate the loan. There is no assurance that the lender will not attempt to demand payment of the outstanding balance. In addition, the mortgage loan of the joint venture which is collateralized by the Lockheed Martin property matures in May 1998 at which time a balloon payment of approximately $3,300,000 is due (of which the Partnership's share is approximately $1,650,000). Carey Diversified is in the process of obtaining a line of credit and may have sufficient borrowing capacity to loan funds to the Partnership that would allow the Partnership to pay off maturing loans if necessary. During 1997, the Partnership refinanced an existing mortgage loan on the Furon Company properties at a lower rate of interest. The Partnership used the refinancing proceeds of $8,600,000 to pay off the outstanding balance of $8,436,000 and pay certain refinancing costs. As a result of such refinancing, annual cash flow from the Furon property increased by $55,000.

            Since December 31, 1997, the Partnership has paid its entire accrued and unpaid leasing fee to the former Corporate General Partner, Ninth Carey Corporate Property, Inc. Such amount as of December 31, 1997 was $1,509,000.

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

            In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130.

            The Partnership's management company has responsibility for maintaining the Partnership's books and records and servicing the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the management company believes that such issues will not have a material effect on the Partnership's operations; however such assessment has not been completed. The Partnership relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect the Partnership.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Partners of
  Corporate Property Associates 9, L.P.:

            We have audited the accompanying consolidated balance sheets of Corporate Property Associates 9, L.P., a Delaware limited partnership, as of December 31, 1996 and 1997, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included on pages 19 to 21 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 9, L.P., a Delaware limited partnership, as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.


                                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
March 25, 1998

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1997

                                                           1996                1997
                                                           ----                ----
         ASSETS:

Real estate leased to others:
    Accounted for under the operating
       method:
       Land                                           $  19,439,437       $  16,822,591
       Buildings                                         50,114,235          37,920,993
                                                      -------------       -------------
                                                         69,553,672          54,743,584
       Accumulated depreciation                          11,169,434           9,619,781
                                                      -------------       -------------
                                                         58,384,238          45,123,803
    Net investment in direct financing leases            31,682,628          49,215,423
                                                      -------------       -------------
       Real estate leased to others                      90,066,866          94,339,226
Equity investments                                        5,460,825           5,110,461
Cash and cash equivalents                                 1,436,555
Other assets, net of accumulated
    amortization of $166,706 in 1996 and
    $133,170 in 1997 and reserve for uncollected
    rents of $287,744 in 1997                             1,553,739           1,979,233
                                                      -------------       -------------

               Total assets                           $  98,517,985       $ 101,428,920
                                                      =============       =============

         LIABILITIES:

Mortgage notes payable                                $  57,669,975       $  60,268,625
Note payable to affiliate                                                       200,000
Accrued interest payable                                    347,772             328,054
Accounts payable and accrued expenses                        78,500             518,345
Accounts payable to affiliates                            1,648,110           1,844,469
Prepaid rental income                                        10,514              69,053
                                                      -------------       -------------

               Total liabilities                         59,754,871          63,228,546
                                                      -------------       -------------

Minority interest                                                             1,685,066
                                                                          -------------

Commitments and contingencies

         PARTNERS' CAPITAL:

General Partners                                         (1,273,499)         (1,525,126)

Limited Partners (59,918
    Limited Partnership Units issued
    and outstanding)                                     40,036,613          38,040,434
                                                      -------------       -------------

               Total partners' capital                   38,763,114          36,515,308
                                                      -------------       -------------

               Total liabilities and
               partners' capital                      $  98,517,985       $ 101,428,920
                                                      =============       =============

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997

                                                        1995               1996              1997
                                                        ----               ----              ----
Revenues:
    Rental income                                   $  8,278,481       $  8,345,949      $  7,429,399
    Interest income from direct
       financing leases                                3,604,478          3,665,739         4,518,960
    Other interest income                                 63,651             62,890            37,827
                                                    ------------       ------------      ------------
                                                      11,946,610         12,074,578        11,986,186
                                                    ------------       ------------      ------------
Expenses:
    Interest on mortgages                              5,525,604          5,360,760         5,121,709
    Depreciation                                       1,697,599          1,677,253         1,450,319
    General and administrative                           500,879            457,511           747,795
    Property expense                                     459,569             69,081           615,794
    Amortization                                          38,314             38,313            52,053
                                                    ------------       ------------      ------------
                                                       8,221,965          7,602,918         7,987,670
                                                    ------------       ------------      ------------

    Income before income from equity
       investments and gain on sale                    3,724,645          4,471,660         3,998,516

Income from equity investments                           637,806            658,416           687,423
Write-off of investment in limited partnership        (1,173,143)
                                                    ------------       ------------      ------------

    Income before gain                                 3,189,308          5,130,076         4,685,939


Gain on sale of real estate                                                  45,066
                                                    ------------       ------------      ------------

    Net income                                      $  3,189,308       $  5,175,142      $  4,685,939
                                                    ============       ============      ============


Net income allocated to:
    Individual General Partner                      $     31,893       $     51,751      $     46,859
                                                    ============       ============      ============

    Corporate General Partner                       $    287,038       $    465,763      $    421,735
                                                    ============       ============      ============

    Limited Partners                                $  2,870,377       $  4,657,628      $  4,217,345
                                                    ============       ============      ============

Net income per Unit
    (59,918 Limited Partnership
    Units outstanding)                              $      47.91       $      77.73      $      70.38
                                                    ============       ============      ============

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                  CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1995, 1996 and 1997

                                                            Partners' Capital Accounts
                                    ---------------------------------------------------------------------
                                                                                               Limited
                                                                                              Partners'
                                                          General            Limited          Amount Per
                                        Total             Partners           Partners          Unit (a)
                                    ------------       ------------       ------------       ------------
Balance, December 31, 1994          $ 41,658,722       $   (983,265)      $ 42,641,987       $        712

Distributions                         (5,616,322)          (561,616)        (5,054,706)               (84)

Net income, 1995                       3,189,308            318,931          2,870,377                 48
                                    ------------       ------------       ------------       ------------

Balance, December 31, 1995            39,231,708         (1,225,950)        40,457,658                676

Distributions                         (5,643,736)          (565,063)        (5,078,673)               (85)

Net income, 1996                       5,175,142            517,514          4,657,628                 78
                                    ------------       ------------       ------------       ------------

Balance, December 31, 1996            38,763,114         (1,273,499)        40,036,613                669

Distributions                         (6,903,915)          (690,391)        (6,213,524)              (104)

Accrued preferred distribution           (29,830)           (29,830)

Net income, 1997                       4,685,939            468,594          4,217,345                 70
                                    ------------       ------------       ------------       ------------

Balance, December 31, 1997          $ 36,515,308       $ (1,525,126)      $ 38,040,434       $        635
                                    ============       ============       ============       ============

(a)   Based on 59,918 Units issued and outstanding.

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1995, 1996 and 1997

                                                                       1995             1996              1997
                                                                       ----             ----              ----
Cash flows from operating activities:
     Net income                                                    $ 3,189,308       $ 5,175,142       $ 4,685,939
     Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation and amortization                                 1,735,913         1,715,566         1,502,372
       Cash receipts on operating and direct financing leases
           less than straight-line adjustments and
           amortization of unearned income                            (209,275)         (121,806)          (72,190)
        Write-off of investment in limited partnership               1,173,143
        Gain on sale of real estate                                                      (45,066)
        Provision for uncollected rents                                                                    284,853
        Net change in operating assets and liabilities                  32,471          (561,534)          167,349
                                                                   -----------       -----------       -----------

           Net cash provided by operating activities                 5,921,560         6,162,302         6,568,323
                                                                   -----------       -----------       -----------
Cash flows from investing activities:
     Cash distributions in excess of income from
       equity investments                                              463,274           388,329           350,364
     Proceeds from sale of real estate                                                   928,310
                                                                   -----------       -----------       -----------

           Net cash provided by investing activities                   463,274         1,316,639           350,364
                                                                   -----------       -----------       -----------

Cash flows from financing activities:
     Distributions to partners                                      (5,616,322)       (5,643,736)       (6,779,152)
     Proceeds from note payable to affiliate                                                               200,000
     Proceeds from mortgages                                                           1,289,340         8,600,440
     Prepayment of mortgage payable                                                   (1,880,341)       (8,436,142)
     Deferred financing costs                                                                             (163,897)
     Cash overdraft                                                                                       (156,903)
     Payment of mortgage principal                                    (766,462)       (1,465,153)       (1,619,588)
                                                                   -----------       -----------       -----------

           Net cash used in financing activities                    (6,382,784)       (7,699,890)       (8,355,242)
                                                                   -----------       -----------       -----------

           Net increase (decrease) in cash
              and cash equivalents                                       2,050          (220,949)       (1,436,555)

Cash and cash equivalents, beginning of year                         1,655,454         1,657,504         1,436,555
                                                                   -----------       -----------       -----------

        Cash and cash equivalents, end of year                     $ 1,657,504       $ 1,436,555       $      --
                                                                   ===========       ===========       ===========

Supplemental Schedule of noncash investing and financing activity:

     A.   Accrued preferred distribution                                                               $    29,830
                                                                                                       ===========

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                      CONSOLIDATED STATEMENTS of CASH FLOWS

        For the years ended December 31, 1995, 1996 and 1997 (Continued)

    B. On December 31, 1997, the Partnership contributed its 67.72% interest as a tenant-in-common in properties leased to Furon Company to a limited liability company in which Corporate Property Associates 8, L.P. ("CPA(R):8"), an affiliate, owns the remaining minority interest. For financial reporting purposes, the Partnership has assumed assets and liabilities from CPA(R):8 as follows:

           Net Investment in direct financing lease                                                      5,628,499
           Mortgage note payable                                                                        (4,053,940)
           Other assets and liabilities, net                                                               110,507
                                                                                                       -----------

              Minority interest                                                                        $ 1,685,066
                                                                                                       ===========

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

      Basis of Consolidation:

          The consolidated financial statements include the accounts of Corporate Property Associates 9, L.P. (the "Partnership") and a majority interest in a limited liability company. On December 31, 1997, the Partnership transferred its tenants-in-common interest in properties leased to Furon Company to the limited liability company, FON LLC ("FON"). The Partnership has a 67.72% interest in FON with Corporate Property Associates 8, L.P. ("CPA(R): 8"), an affiliate, owning a minority interest of 32.28%. All material inter-entity transactions have been eliminated.

      Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

      Real Estate Leased to Others:

          Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

          The Partnership diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

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

                  Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

          The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

          Substantially all of the Partnership's leases provide for either scheduled rent increases, increases based on increases to the Consumer Price Index or Producer Price Index or sales overrides.

      Depreciation:

          Depreciation is computed using the straight-line method over the estimated useful lives of the properties - 30 years.

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

      Cash Equivalents:

          The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of three financial institutions.

      Equity Investments:

          The Partnership's interests in a joint venture and two limited partnerships are accounted for under the equity method; i.e. at cost, increased or decreased by the Partnership's share of earnings or loss and reduced by distributions.

      Other Assets:

          Included in other assets are deferred rental income, deferred charges and deferred costs of Consolidation. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rents recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage note financings and refinancings and are deferred and amortized over the terms of the mortgages. Deferred costs of Consolidation (see Note 14) represent certain costs related to a Consolidation transaction which have been capitalized. Consolidation costs will be included in the revaluation of assets subsequent to December 31, 1997.

      Income Taxes:

          A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Therefore, no provision for income taxes is made in the financial statements of the Partnership.

      Reclassifications:

          Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

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

          Through December 31, 1997, the Agreement provided that the General
            Partners were allocated 10% (1% to the Individual General Partner, William Polk Carey and 9% to the Corporate General Partner, Ninth Carey Corporate Property, Inc. ("Ninth Carey")), and the Limited Partners were allocated 90% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also to receive net proceeds from the sale of Partnership properties as defined in the Agreement. Effective January 1, 1998, in connection with the merger of the Partnership with a subsidiary partnership of Carey Diversified LLC ("Carey Diversified"), Carey Diversified is the sole general partner of the Partnership. Carey Diversified and the holders of Subsidiary Partnership Units are allocated 90% of the profits and losses and

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


            distributable cash, and two special limited partners, Carey Management LLC ("Carey Management") and William Polk Carey, are allocated 9% and 1% of the profits and losses and distributable cash, respectively.

          In connection with the merger with Carey Diversified and its listing on the New York Stock Exchange, a division of W.P. Carey & Co., Inc. ("W.P. Carey"), an affiliate of the Corporate General Partner satisfied the provisions for receiving a subordinated preferred return of $29,830, which was measured based upon the cumulative proceeds arising from the sale of the Partnership's assets. Such amount has been included in accounts payable to affiliates as of December 31, 1997. The preferred return, paid in January 1998, was subject to provisions which limited such payment that a specified cumulative return to limited partners, including the per share value of Carey Diversified shares received, was achieved. The Exchange Value of a Limited Partnership Unit to a Listed Share of Carey Diversified was included in calculating the cumulative return.

3.    Transactions with Related Parties:

          Under the Agreement, Ninth Carey was entitled to receive a property leasing fee, generally based on rents received for the first five years of each lease, and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed to provide administrative services necessary to the operation of the Partnership. Effective January 1, 1998, the reimbursements are payable to Carey Management, an affiliate of Carey Diversified. Property leasing fee and general and administrative expense reimbursements incurred are summarized as follows:

                                              1995          1996          1997
                                              ----          ----          ----
            Property leasing fee            $131,703      $  7,354
            General and administrative
                expense reimbursements        93,245       109,085      $281,693
                                            --------      --------      --------
                                            $224,948      $116,439      $281,693
                                            ========      ========      ========

          In 1995, 1996 and 1997 fees aggregating $49,645, $64,543 and $54,906, respectively, were incurred for legal services performed by a firm in which the Secretary, until July 1997, of the Corporate General Partner is a partner.

          The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1995, 1996 and 1997 were $119,379, $95,490 and $87,420, respectively.

          The Partnership's ownership interests in certain properties are jointly held with affiliated entities. The interests are held as tenants-in-common or joint ventures and limited partnerships and limited liability company interests with such interests in jointly held properties ranging from 18.54% to 80%. The Partnership accounts for its undivided interests in assets and liabilities relating to tenants-in-common interests on a proportional basis.

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.    Real Estate Leased to Others Accounted for Under the Operating Method:

          Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $6,232,000 in 1998; $6,123,000 in 1999; $6,056,000 in each of the years 2000 through 2002; and aggregate approximately $78,728,000 through 2016.

          Contingent rents were approximately $482,000 in 1995, $527,000 in 1996 and $415,000 in 1997.

 5.      Net Investment in Direct Financing Leases:

          Net investment in direct financing leases is summarized as follows:

                                                      December 31,
                                                      ------------
                                                 1996              1997
                                                 ----              ----
            Minimum lease payments
                receivable                   $ 74,904,918      $ 93,614,834
            Unguaranteed residual value        22,808,279        40,246,896
                                             ------------      ------------
                                               97,713,197       133,861,730
            Less, Unearned income              66,030,569        84,646,307
                                             ------------      ------------
                                             $ 31,682,628      $ 49,215,423
                                             ============      ============

          Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $5,914,000 in 1998; $5,959,000 in both 1999 and 2000; $5,978,000 in
            2001 and $6,037,000 in 2002; and aggregate approximately $93,615,000 through 2016.

          Contingent rents were approximately $3,000 in 1996 and $47,000 in 1997.

6.    Mortgage Notes Payable:

          Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a gross amount of approximately $101,029,000, before accumulated depreciation. As of December 31, 1997, mortgage notes payable bear interest at rates ranging from 7.16% to 11.85% per annum and mature from 1998 to 2020.

          Scheduled principal payments, including mortgages subject to acceleration, during each of the next five years following December 31, 1997 and thereafter are as follows:

            Year Ending December 31,
            ------------------------
                     1998                                     $ 6,691,612
                     1999                                       9,097,416
                     2000                                       1,692,152
                     2001                                       5,913,299
                     2002                                       8,007,955
                     Thereafter                                28,866,191
                                                              -----------
                        Total                                 $60,268,625
                                                              ===========

          Interest paid was $5,530,133, $5,389,486 and $5,101,991 in 1995, 1996 and 1997, respectively.

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.    Distributions to Partners:

          Distributions are declared and paid to partners quarterly and are summarized as follows:

                                Distributions Paid
           Year Ending             and Payable to        Distributions Paid to       Limited Partners'
           December 31,          General Partners           Limited Partners          Per Unit Amount
           ------------          ----------------           ----------------          ---------------
             1995                   $561,616                 $5,054,706                  $ 84.36
                                    ========                 ==========                  =======
             1996                   $565,063                 $5,078,673                  $ 84.76
                                    ========                 ==========                  =======
             1997                   $690,391                 $6,213,524                  $103.70
                                    ========                 ==========                  =======

          Distributions for 1997 include distributions of $1,122,868 to Limited
            Partners and $124,763 to General Partners declared in December 1997.

8.    Income for Federal Tax Purposes:

          Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                           1995              1996              1997
                                                           ----              ----              ----
Net income per Statements of Income                     $ 3,189,308       $ 5,175,142       $ 4,685,939
Excess tax depreciation                                    (695,277)         (702,705)         (916,721)
Other                                                       138,040            65,021          (395,383)
Write-off of investment in limited partnership            1,173,143
                                                        -----------       -----------       -----------
Income reported for Federal income
    tax purposes                                        $ 3,805,214       $ 4,537,458       $ 3,373,835
                                                        ===========       ===========       ===========

9.    Industry Segment Information:

          The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues are as follows:

                                                           1995              1996              1997
                                                           ----              ----              ----
Per Statements of Income:
      Rental income from operating leases               $ 8,278,481      $ 8,345,949      $ 7,429,399
      Interest income from direct financing leases        3,604,478        3,665,739        4,518,960

  Adjustments:
      Share of rental income from equity
      investees' operating leases                         2,494,339        2,282,594        2,293,243
                                                        -----------      -----------      -----------
                                                        $14,377,298      $14,294,282      $14,241,602
                                                        ===========      ===========      ===========

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          In 1995, 1996 and 1997, the Partnership earned its share of net leasing revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                           1995           %            1996           %            1997           %
                                       -----------       ---       -----------       ---       -----------       ---
Detroit Diesel Corporation             $ 2,796,455        19%      $ 2,916,308        20%      $ 2,916,308        20%
  Dr Pepper Bottling
      Company of Texas                   1,999,000        14         1,999,000        14         1,999,000        14
  Furon Company                          1,719,105        12         1,712,336        12         1,636,148        12
  Information Resources, Inc. (a)        1,392,937        10         1,457,788        10         1,457,788        10
  Red Bank Distribution, Inc.            1,349,761         9         1,400,567        10         1,400,567        10
  Orbital Sciences Corporation           1,176,361         8         1,176,361         8         1,176,361         8
  Quebecor Printing Inc.
    (formerly AmerSig, Inc.)             1,169,008         8         1,123,392         8         1,101,105         8
  NVR. Inc.                              1,016,279         7         1,026,734         7         1,032,225         7
  The Titan Corporation (a)                459,525         3           459,525         3           470,174         3
  Childtime Childcare, Inc.                381,287         3           381,287         3           410,942         3
  Lockheed Martin Corporation (a)          365,281         3           365,281         3           365,281         3
  Federal Express Corporation              177,491         1           177,491         1           177,491         1
  PepsiCo, Inc.                             98,212         1            98,212         1            98,212         1
  Xerox Corporation (a)                    276,596         2
                                       -----------       ---       -----------       ---       -----------       ---
                                       $14,377,298       100%      $14,294,282       100%      $14,241,602       100%
                                       ===========       ===       ===========       ===       ===========       ===

(a) Represents the Partnership's proportionate share of rental revenue from an equity investment in which the above named company is the lease obligor.

10.   Equity Investments:

          The Partnership owns equity interests in a joint venture and two limited partnerships as limited partner with affiliates which own the remaining interests. An investment in a third limited partnership was written off in September 1995. The joint venture and limited partnerships own land and buildings which are net leased to corporate tenants.

          Summarized financial information for the joint venture and the limited partnerships is as follows:

(In thousands)
                         Lockheed Martin        Titan          Information
Lease Obligor:             Corporation       Corporation      Resources, Inc.       Total
-------------------          -------           -------           -------           -------
Ownership interest:               50%            18.54%            33.33%
December 31, 1997:
     Assets (a)              $ 5,930           $17,352           $30,314           $53,596
     Liabilities               3,336            10,436            22,550            36,322
     Capital                   2,594             6,916             7,764            17,274
December 31, 1996:
     Assets (a)                6,354            17,639            31,080            55,073
     Liabilities               3,417            10,745            22,770            36,932
     Capital                   2,937             6,894             8,310            18,141

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     Year Ended December 31,
                             -------------------------------------
                              1995(b)         1996          1997
                              -------         ----          ----
      Revenue                $  8,255       $  7,583      $  7,640
      Expenses                 13,487          5,228         5,164
                             --------       --------      --------
      Net income (loss)      $ (5,232)      $  2,355      $  2,476
                             ========       ========      ========

(a)   Net of accumulated depreciation and amortization.

(b) Included in the operating results is a writedown of a property to fair value. At that time the Partnership wrote off its investment in the limited partnership owning the property (see Note 11).

          Subsequent to December 31, 1997, the 50% equity interest in the joint venture which leases land and building to Lockheed Martin Corporation has been converted to an undivided interest as a tenant-in-common.

11.   Property in Stamford, Connecticut:

          In January 1991, the Partnership and Corporate Property Associates 10
            Incorporated ("CPA(R):10"), an affiliate, formed a limited partnership, Hope Street Connecticut Limited Partnership ("Hope Street"), for the purpose of purchasing land and an office building in Stamford, Connecticut for $11,000,000. The Partnership contributed $1,500,000 to Hope Street for a 31.915% limited partnership interest and CPA(R):10 contributed $3,200,000 for a 68.085% general partnership interest. Hope Street used this equity and assumed an existing limited recourse mortgage loan of $6,300,000 collateralized by the property and also assumed an existing net lease, as lessor, with Xerox Corporation ("Xerox"), as lessee. The Xerox lease provided for annual rent of $1,300,000 with an initial term through August 31, 1995 and two five-year renewal terms at Xerox's option. The mortgage loan was scheduled to mature on September 1, 1995 with a balloon payment of $6,300,000 due at that time. Based on its 31.915% interest, the Partnership accounted for its investment in the limited partnership under the equity method.

          In August 1995, Xerox vacated the property at the end of the initial term. Hope Street was unsuccessful in its efforts to remarket the property and find a new lessee even at a substantially lower annual rental. Given the conditions of the Stamford market in 1995, the general partner concluded that the net realizable value of the property was less than the outstanding balance of the mortgage loan. Under those circumstances, the general partner considered various alternatives, including negotiating with the lender to extend the maturity, restructuring the loan or satisfying the balloon payment obligation at a substantial discount or selling the property back to the

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

            lender for $10,000 in excess of the mortgage balance; however, the lender did not agree to any of these proposals. Since the Partnership did not anticipate receiving any further cash distributions from Hope Street and the Partnership did not have any obligation to Hope Street, the Partnership wrote off its remaining equity investment in Hope Street and recognized a charge of $1,173,143 in 1995 even though the limited partnership had not been dissolved.

          In December 1996, the Boards of Directors of the Corporate General
            Partner of the Partnership and CPA(R):10 approved a transaction which resulted in CPA(R):10 transferring its interests in Hope Street to the Partnership. The lender had advised the Partnership of its intention to foreclose on the property and, in September 1997, the foreclosure proceeding was completed.

12.   Gain on Sale of Real Estate:

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

13.   Disclosures About Fair Value of Financial Instruments:

          The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

          The Partnership estimates that the fair value of mortgage notes payable was $56,505,000 and $59,250,000 at December 31, 1996 and
            1997, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

          The Partnership holds warrants to purchase 18,540 common shares of The
            Titan Corporation ("Titan") at an exercise price of $5.30 per common share with such exercise period ending July 11, 1998. The quoted price of Titan's common stock, as of December 31, 1997, was $6.25. The warrants are carried on the books at a nominal cost.

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

14.   Exchange of Limited Partnership Units:

          On October 16, 1997, Carey Diversified distributed a Consent
            Solicitation Statement/Prospectus to the Limited Partners which described a proposal to consolidate the Partnership with the other CPA(R) Partnerships. The General Partners' proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, was approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 3,233 holders owning 58,990 of the 59,918 limited partnership units exchanged such units for 3,104,644 Listed Shares with 41 holders of the remaining 928 limited partnership units exchanging such units for Subsidiary Partnership Units. The General Partners received 177 Listed Shares for their interests in their share of the appreciation in Partnership properties.

          Listed shares commenced public trading on the New York Stock Exchange on January 21, 1998. Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made as soon as practicable after an appraisal of the Partnership's properties which appraisal date is to be no later than December 31, 2002.

15.   Accounting Pronouncements:

          In June 1997, the FASB issued Statement of Financial Accounting
            Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership
              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 1997

                                                           Initial Cost to                Cost
                                                             Partnership              Capitalized
                                                     ----------------------------    Subsequent to
      Description                   Encumbrances        Land           Buildings     Acquisition (a)
------------------------------      -----------      -----------      -----------      -----------
Operating Method:

 Land leased to
   NVR, Inc.                        $ 1,828,657      $ 3,342,854                       $    23,850
 Land leased to
   Dr Pepper Bottling
   Company of Texas                   2,002,237        3,675,870                            16,937

 Land and engineering
   fabrication facility
   leased to Orbital
   Sciences Corporation               4,247,094        1,837,983      $ 3,878,540        3,650,853

 Land and distribution
   facility leased to
   PepsiCo, Inc.                                         156,327          829,488           15,075

 Land and manufacturing
   facility leased to Quebecor
   Printing Inc., (formerly
   AmerSig, Inc.)                     4,527,212        2,250,000        6,750,000            9,674

 Distribution facility
   leased to Federal
   Express Corporation                                   347,544        1,551,456           29,939

 Land and manufacturing
   facility leased to
   Detroit Diesel
   Corporation                       18,126,713        3,989,160       21,210,840            6,746

 Land leased to Childtime
   Childcare, Inc.                      518,986        1,170,448
                                    -----------      -----------      -----------      -----------
                                    $31,250,899      $16,770,186      $34,220,324      $ 3,753,074
                                    ===========      ===========      ===========      ===========


                                                                                                                       Life On which
                                    Gross Amount at which                                                              Depreciation
                                    Carried at Close of Period (c)(d)                                                    in Latest
                                    ---------------------------------------      Accumulated        Statement of          Income
      Description                      Land        Buildings       Total       Depreciation (d)     Date Acquired      is Computed
      -----------                      ----        ---------       -----       ----------------     -------------      -----------
Operating Method:

 Land leased to
   NVR, Inc.                        $ 3,366,704                 $ 3,366,704                       May 16, 1989            N/A
 Land leased to
   Dr Pepper Bottling
   Company of Texas                   3,692,807                   3,692,807                       June 30,1989            N/A

 Land and engineering
   fabrication facility
   leased to Orbital
   Sciences Corporation               1,838,246   $ 7,529,130     9,367,376      $ 1,808,498      September 29, 1989      30 yrs.

 Land and distribution
   facility leased to
   PepsiCo, Inc.                       158,717       842,173     1,000,890          228,117       November 16, 1989       30 yrs.

 Land and manufacturing
   facility leased to Quebecor
   Printing Inc., (formerly
   AmerSig, Inc.)                     2,252,419     6,757,255     9,009,674        1,803,046      December 29, 1989       30 yrs.

 Distribution facility
   leased to Federal
   Express Corporation                  353,022     1,575,917     1,928,939          446,808      June 30, 1989           30 yrs.

 Land and manufacturing
   facility leased to
   Detroit Diesel
   Corporation                        3,990,228    21,216,518    25,206,746        5,333,512      June 15, 1990           30 yrs.

 Land leased to Childtime
   Childcare, Inc.                    1,170,448                   1,170,448                       January 4, 1991         N/A
                                    -----------   -----------   -----------      -----------
                                    $16,822,591   $37,920,993   $54,743,584      $ 9,619,981
                                    ===========   ===========   ===========      ===========

See accompanying notes to Schedule.

                     CORPORATE PROPERTY ASSOCIATES 9, L.P.,
                         a Delaware limited partnership

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997

                                                                                   Cost
                                                           Initial Cost to      Capitalized      Increase In
                                                             Partnership       Subsequent to         Net
      Description             Encumbrances        Land           Buildings     Acquisition (a)   Investment (b)
------------------------      -----------      -----------      -----------      -----------      -----------
Direct Financing method:


 Office facility leased
   to NVR, Inc.               $ 4,871,343                       $ 8,357,146      $    59,625      $   551,758


 Office/bottling/
   distribution facility
   leased to Dr Pepper
   Bottling Company
   of Texas                     5,677,996                        10,424,130           48,030


 Land and office/ware-
   house facility leased
   to Red Bank
   Distribution, Inc.           5,161,768      $ 1,572,296        9,065,704           11,302


 Day care facilities
   leased to Childtime
   Childcare, Inc.                747,947                         1,686,816


 Land and industrial/
   warehouse/office
   facilities leased to
   Furon Company               12,558,672        2,835,955       12,937,761           86,955        1,577,945
                              -----------      -----------      -----------      -----------      -----------
                              $29,017,726      $ 4,408,251      $42,471,557      $   205,912      $ 2,129,703
                              ===========      ===========      ===========      ===========      ===========


                                   Gross Amount at which
                              Carried at Close of Period (c)(d)
                              ----------------------------------              Statement of
      Description                          Total                              Date Acquired
      -----------                          -----                              -------------
Direct Financing method:


 Office facility leased
   to NVR, Inc.                          $ 8,968,529                          May 16, 1989


 Office/bottling/
   distribution facility
   leased to Dr Pepper
   Bottling Company
   of Texas                               10,472,160                          June 30, 1989


 Land and office/ware-
   house facility leased
   to Red Bank
   Distribution, Inc.                     10,649,302                          July 20, 1990


 Day care facilities
   leased to Childtime
   Childcare, Inc.                         1,686,816                          January 4, 1991


 Land and industrial/
   warehouse/office
   facilities leased to
   Furon Company                          17,438,616                          January 29, 1990
                                         -----------
                                         $49,215,423
                                         ===========

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

(b) The increase in net investment in direct financing leases is (i) due to the amortization of unearned income producing a periodic rate of return which at times may be greater or less than the lease payments received,
      (ii) accumulated depreciation from an operating lease that was reclassified, and (iii) the effect of assuming the minority interest of a direct financing lease in connection with the formation of a limited liability company which is consolidated by the Partnership for financial reporting purposes.

(c) At December 31, 1997, the aggregate cost of real estate owned for Federal income tax purposes is $98,825,264.

(d)

                                      Reconciliation of Real Estate Accounted
                                          for Under the Operating Method
                                                   December 31,
                                          -------------------------------
                                              1996               1997
                                              ----               ----
Balance at beginning of year              $ 70,604,089       $ 69,553,672

Reclassification to net investment
          in direct financing leases                          (14,810,088)

Sale of land and buildings                  (1,050,417)
                                          ------------       ------------

Balance at close of year                  $ 69,553,672       $ 54,743,584
                                          ============       ============

                                      Reconciliation of Accumulated Depreciation

                                                   December 31,
                                          -------------------------------
                                              1996               1997
                                              ----               ----
Balance at beginning
          of year                         $  9,659,357       $ 11,169,434

Disposition                                   (167,176)

Reclassification to net investment
          in direct financing leases                           (2,999,972)

Depreciation expense                         1,677,253          1,450,319
                                          ------------       ------------

Balance at close of
          year                            $ 11,169,434       $  9,619,781
                                          ============       ============

PROPERTIES
--------------------------------------------------------------------------------

NAME OF LEASE                                                                   TYPE OF OWNERSHIP
OBLIGOR                   TYPE OF PROPERTY          LOCATION                    INTEREST
-------                   ----------------          --------                    --------
LOCKHEED MARTIN           Office/Research           King of Prussia,            Ownership of a 50%
CORPORATION               Facility                  Pennsylvania                interest in land
                                                                                and building (1)


NVR, INC.                 Office                    Pittsburgh,                 Ownership of land
                          Buildings                 Pennsylvania                and buildings (1)


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


ORBITAL SCIENCES          Engineering &             Chandler,                   Ownership of a 58%
CORPORATION               Fabrication               Arizona                     interest in land
                          Facility                                              and buildings (1)


PEPSICO, INC.             Distribution              Houston,                    Ownership of land
                          Facility                  Texas                       and buildings


QUEBECOR PRINTING         Office/                   Dekalb County,              Ownership of a 73.57%
INC. (formerly AMERSIG,   Manufacturing             Georgia                     interest in land
INC.)                     Facility                                              and buildings (1)

NAME OF LEASE                                                                   TYPE OF OWNERSHIP
OBLIGOR                   TYPE OF PROPERTY          LOCATION                    INTEREST
-------                   ----------------          --------                    --------
FURON                     Manufacturing,            New Haven,                  Ownership of a 67.72%
COMPANY                   Office and                Connecticut;                interest in a limited
                          Warehouse                 Mickelton,                  liability company which
                          Facilities                New Jersey;                 owns land
                                                    Aurora (2) and Mantua,      and buildings (1)
                                                    Ohio and Bristol,
                                                    Rhode Island

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

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
      UNITHOLDER MATTERS
--------------------------------------------------------------------------------

            As of December 31, 1997, there were 3,274 holders of record of the Limited Partnership Units of the Partnership. On January 1, 1998, 3,233 holders of Limited Partnership Units exchanged such units for interests in Carey Diversified LLC and 41 holders exchanged such units for Subsidiary Partnership Units. There is no established public trading market for Subsidiary Partnership Units.

            In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1994:

                                  Cash Distributions Paid Per Unit
                                  --------------------------------
                                  1995          1996          1997
                                  ----          ----          ----
            First quarter       $  21.05      $  21.15      $  21.24
            Second quarter         21.08         21.18         21.24
            Third quarter          21.10         21.20         21.24
            Fourth quarter         21.13         21.23         39.98(a)
                                --------      --------      --------
                                $  84.36      $  84.76      $ 103.70
                                ========      ========      ========

(a) Includes distributions of $21.24 and $18.74 per Limited Partnership Unit paid in October 1997 and December 1997, respectively.

            On October 16, 1997, the Partnership began the solicitation of consents from limited partners to approve the merger of the Partnership with all of the CPA(R) Partnerships into Carey Diversified LLC, a Delaware limited liability company. Limited Partners were offered the opportunity to vote to approve or disapprove the merger and to choose either interests ("Listed Shares") in the Carey Diversified LLC or interests ("Subsidiary Partnership Units") in the partnership which survived the merger. The solicitation period ended on December 16, 1997. The results of the voting were as follows:

                               Units Voted                    Units Voted               Units Voted         Units Not
                               Yes                            No                        Abstaining          Voting
                               ---                            --                        ----------          ------
Merger of Partnership
with Carey Diversified         40,017     66.79%              814       1.36%           197     .33%        18,890     31.52%

                                                              Subsidiary
                               Listed Shares                  Partnership Units
                               -------------                  -----------------
Number of Units
Electing                       58,990                         928